Form 10-Q
period 2015-09-30
UAS Drone Corp.
filed 2015-11-05
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-55504

UAS Drone Corp.

 (Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

(Address of Principal Executive Offices)

Registrant's Telephone Number:  (561) 693-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [  ] No[ X] *

*The registrant has not been subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 3, 2015, there were 1,100,000 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Financial Statements of UAS Drone Corp., a Nevada corporation (the “Company,” “UAS,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Financial Statements fairly present the financial condition of the Company.

UAS Drone Corp.

Index to Condensed Consolidated Financial Statements

Page

Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and for the Period from August 22, 2014 (Inception) through September 30, 2014 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and for the Period from August 22, 2014 (Inception) through September 30, 2014 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2015	December 31, 2014
CURRENT ASSETS:	(Unaudited)
Cash	$ 74,856	$ -
Inventories	18,452	231
Prepaid expense	34,319	-
Total current assets	127,627	231

Total assets	$ 127,627	$ 231

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$ -	$ 378
Accrued expenses	12,000	-
Note Payable	28,098	-
Total current liabilities	40,098	378

Convertible Note Payable	300,000	-

Total liabilities	340,098	378

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,100,000 shares issued and outstanding at September 30, 2015	110	-
Additional paid-in capital	(16,915)	-
Accumulated deficit	(195,666)	(147)
Total stockholders' deficit	(212,471)	(147)
Total liabilities and stockholders' deficit	$ 127,627	$ 231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Period from August 22, 2014(inception) through September 30, 2014

Net Revenue	$-	$25,998	$-

Cost of Services	-	11,793	-

Gross Profit	-	14,205	-
OPERATING EXPENSES
Selling expenses	12,405	12,754	-
General and administrative	11,594	24,019	130
Professional fees	56,008	160,950	-
Total Operating Expenses	80,007	197,723	130
LOSS FROM OPERATIONS	(80,007)	(183,518)	(130)

OTHER EXPENSE:

Interest expense	(6,000)	(12,000)	-

Total Other Expense	(6,000)	(12,000)	-
LOSS BEFORE INCOME TAXES	(86,007)	(195,518)	(130)

INCOME TAXES	-	-	-
NET LOSS	$(86,007)	$(195,518)	$(130)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.25)	$-
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,100,000	788,645	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015	Period from August 22, 2014 (inception) through September 30, 2014

Cash Flows from Operating Activities
Net loss	$(195,518)	$(130)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in assets and liabilities:
Prepaid expenses and insurance finance, net	(6,221)	-
Inventory	(18,221)	-
Accounts payable	(17,284)	130
Accrued expense	12,000	-
Net Cash Used in Operating Activities	(225,244)	-

Cash Flows from Investing Activities:
Cash from UAS Drone Corp. – reverse merger	100	-
Net Cash Provided by Investing Activities	100	-

Cash Flows from Financing Activities:
Proceeds from convertible note payable, stockholder	32,500	-
Re-Payment of convertible note payable, stockholder	(32,500)	-
Advances from stockholder	10,680	-
Re-Payment of advances from stockholder	(10,680)	-
Proceeds from convertible note payable	300,000	-
Net Cash Provided by Financing Activities	300,000	-

Net Increase in Cash	74,856	-
Cash at Beginning of Period	-	-
Cash at End of Period	$74,856	-

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing

Activities:	For Nine Months Ended September 30, 2015	Period from August 22, 2014 (inception) through September 30, 2014
Assumption of liabilities upon reverse merger	$ 16,905	$ -
Issuance of note payable for prepaid insurance	$ 28,098	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

UAS Drone Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (UASLLP).  UASLLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UASLLP. The reverse merger was accounted for as a reverse capitalization.  Accordingly, the accompanying financial statements represent the historical assets, liabilities and results of operations of UASLLP.

The Company is engaged in the production and sale of Unmanned Aerial Systems, commonly referred to as drones. The Company’s principal operations will include the production, and sale of drones. The Company will work with law enforcement agencies and tailor its products to the specific needs of the law enforcement community. The Company expects to generate revenues and related cash flows from the sale of its drones.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These condensed consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Principles of consolidation

The accompanying unaudited condensed consolidated financial presented reflect the accounts of UAS Drone Corp. All significant inter-company transactions have been eliminated in consolidation.  These unaudited financial statements and notes should be read in conjunction with the Company’s audited financial statements as of and for the period ended December 31, 2014.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes for the period ended December 31, 2014, included in this registration Statement.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The Company sells unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold

We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related liability lines in the unaudited condensed consolidated balance sheet.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  900,000 shares underlying the convertible debt have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate the adoption of ASU 2015-02 will have any impact on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Research and Development

The Company expenses research and development costs as incurred.

Advertising Costs

Advertising costs are expensed as incurred, and were $12,754 through September 30, 2015.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS

A stockholder of the Company advanced $32,500 to the company in the form of a convertible note payable during the nine months ended September 30, 2015.  The note was convertible into equity of the company at $0.33 per share.  The note payable was repaid during the second quarter.  An officer of the company paid for operating expenses totaling $10,680, during the nine months ended September 30, 2015 and the balance due to the officer is $0 as of September 30, 2015.

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.

On September 23, 2015, the Company financed the premium for directors and officers insurance.  The Company borrowed $28,098 at 5.29% interest, and the note will be repaid in 10 equal installments of $2,878.38.

NOTE 5 — INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of September 30, 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $195,518 and will expire 20 years from the date the loss was incurred. The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of September 30, 2015, 1,100,000 shares were issued and outstanding.

On March 3, 2015, an investor of the Company contributed capital in the amount of $1,000 for formation of the Company and the issuance of 500,000 shares of Common Stock.

On March 31, 2015, the company issued 600,000 shares of the Common Stock per the terms of the Asset Purchase Agreement for the purchase of the operations of Unlimited Aerial Systems, LLP.

NOTE 7 — CONCENTRATION

For the nine months ended September 30, 2015, one customer accounted for 100% of the revenue generated by the Company.

NOTE 8 — CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the nine months ended September 30, 2015. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 10 — SUBSEQUENT EVENTS

On October 21, 2015, the Company entered into two material agreements with Havis Inc., of Horsham, Pennsylvania.

Under the parties’ Manufacturing Agreement, Havis will be the exclusive manufacturer of the Company’s commercial drone products for the law enforcement sector in the United States.  The agreement has a five year term with successive three year renewal terms, and lays out a framework for engineering, fulfillment of purchase orders, warehousing and other material terms.

Under the parties’ Distribution Agreement, the Company has appointed Havis as its exclusive distributor to the law enforcement sector in the United States for the Company’s commercial drones.  The agreement has a five year term with successive three year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms. The agreement also provides for sales quotas to be established by the parties after the first year of sales. No pricing or margins are specified in the agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of unmanned aerial systems industry, our ability to continue to develop productsacceptable to our industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the unmanned aerial systems industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission (the “SEC”): general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the unmanned aerial systems, the development of productsthat may be superior to the productsoffered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, productsand prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Business Highlights

UAS Drone Corp., headquartered in Natchitoches, Louisiana, was founded by Chad Swan, our Chief Executive Officer, in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”).   We completed an Asset Purchase Agreement on March 31, 2015, purchasing all the assets and certain liabilities of UAS LLP in exchange for 600,000 shares of our common stock and our assumption of certain liabilities of UAS LLP.

The Company currently consists of three employees. The Chief Executive Officer of UAS, Chad Swan, is a retired US Marine and formerly served as the head of the Unmanned Aerial Vehicle (“UAV”) Pioneer Program for the US Navy. Our Vice President of Operations, David Sweeney, is also a retired US Marine and has spent his entire military and professional career in the Unmanned Vehicle sector. Both have developed networks and knowledge of UAV innovations and technological advances for recreational, military and commercial uses over the last 10 years.

UAS is a developer and manufacturer of Unmanned Aerial Systems, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the commercial aviation sector. A Quadrotor is a multirotor unmanned aircraft with four rotors. The Quadrotor’s lift is generated from the rotors, which propel the vehicle vertically. The aircraft itself is controlled by an electronic remote controlled operating system, which is enabled by the pilot on the ground.

UAS’s Quadrotor has two sets of winged propellers that operate clockwise and counter-clockwise in order to mobilize and stabilize in flight. The Quadrotor’s motion is changed through speed and altitude by the altering of propeller rotation, which inevitably affects the weight, lift and torque of the vehicle. The four rotors of the Quadrotor have the same design and diameter, which allows the Quadrotor to minimize kinetic energy when airborne. Onboard, the Quadrotor has sensors and GPS which help the pilot stabilize the aircraft on takeoff, flight and landing.

We intend to grow our business by providing our Quadrotor to government bodies and agencies, particularly focused on Law Enforcement and Police Agencies.  We expect that the Quadrotor may serve as a tool for efficient surveillance and reconnaissance for government bodies and agencies across the United States and internationally. The Law Enforcement sector itself is an industry constantly looking to implement innovative practices to save time and serve citizens to the fullest extent. The Quadrotor can provide a swift and convenient aid to search and rescue missions, crime scene investigations, public safety, monitoring traffic for emergency responders, and other similar activities.

Results of Operations

Nine Months Ended September 30, 2015.

The Company was formed on February 4, 2015 and completed an Asset Purchase Agreement on March 31, 2015, whereby it purchased all the assets and certain liabilities of UAS LLP.  In consideration of the sale, transfer, conveyance and assignment of assets, the Company assumed approximately $43,558 in liabilities and issued 600,000 “unregistered” and “restricted” shares of its common stock to the principals of UAS LLP, who, collectively, owned approximately 55% of the Company’s issued and outstanding shares at the time of closing.

During the nine months ended September 30, 2015, the Company sold three drones for total revenues of $25,998.

During the nine months ended September 30, 2015, the Company incurred $183,518 of expense.  The expenses incurred were for the purchase of raw materials for the production of drones, related research and development, web design costs, legal and accounting fees, office supplies and travel expenses for presentation of the drones to prospective customers.

Three Months Ended September 30, 2015.

During the three months ended September 30, 2015, the Company incurred $80,007 of expense.  The expenses incurred were for the purchase of raw materials for the production of drones, related research and development, web design costs, legal and accounting fees, office supplies and travel expenses for presentation of the drones to prospective customers.

Liquidity and Capital Resources.

Cash on hand was $74,856 at September 30, 2015.  Cash used by operations for the nine months ended September 30, 2015, was $225,244.  The cash used was for the purchase of raw materials for the production of drones, legal and accounting fees, office supplies and consulting fees.

On April 1, 2015, we closed a Subscription Agreement by which Alpha Capital Anstalt purchased an 8% Convertible Debenture, which has a total principal amount of $300,000, is convertible into shares of our common stock at a price of $0.33 per share, and has a maturity date of April 1, 2017.  The Debenture bears interest at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1 in cash.

We estimate that we will require additional capital of at least $1,000,000 in order to accomplish our business plans.  In this regard, on August 25, 2015, we filed with the SEC a Registration Statement on Form S-1, which was declared effective on September 15, 2015, for the purpose of raising up to $4,500,000 in aggregate gross proceeds through the offer and sale of up to 3,000,000 shares of our common stock at a price of $1.50 per share.  As of the date hereof, we have sold a total of zero shares in this offering, for aggregate gross proceeds of $0.  See Part II, Item 2 of this Quarterly Report.

On September 23, 2015, the Company financed $28,098 of the premium for its directors and officers insurance.  The loan bears interest at the rate of 5.29% per annum, payable in 10 equal installments of $2,878.38.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the EC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of September 30, 2015, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended September 30, 2015, the Company did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended.

On September 15, 2015, the SEC declared effective our Registration Statement on Form S-1 (SEC File No. 333-206561) (the “Registration Statement”).  Under the Registration Statement, we registered a total of 3,000,000 shares of our common stock for sales at a price of $1.50 per share (for an aggregate price of $4,500,000), and 1,100,000 shares of common stock for resale by selling stockholders.  As of the date hereof, we have sold a total of zero shares in our registered offering for aggregate gross proceeds of $0.  From September 15, 2015, to September 30, 2015, the amount of expenses incurred for the Company’s account in connection with the issuance and distribution of the securities registered was as follows:

Underwriting discounts and commissions - $0

Finders’ fees - $0

Expenses paid to or for underwriters - $0

Total - $0

After deduction of the expenses referenced above, the net offering proceeds to the Company through September 30, 2015, was $0, broken down as follows:

Construction of plant, building and facilities - $0

Purchase and installation of machinery and equipment - $ 0

Purchases of real estate - $0

Acquisition of other business(es) - $_0

Repayment of indebtedness - $ 0

Working capital - $0

Temporary investments - $ 0

Other - $ 0

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2015, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Chad Swan

31.2

302 Certification of Scott Kahoe

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	11/5/15	By:	/s/ Chad Swan
Chad Swan
Chief Executive Officer

Date:	11/5/15	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer