Form 10-K
period 2015-12-31
UAS Drone Corp.
filed 2016-03-30
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________________

Commission File No. 000-55504

UAS Drone Corp.

(Exact name of registrant as specified in its charter)

NEVADA

47-3052410

(State or other jurisdiction of

 (I.R.S. Employer

incorporation or organization)

 Identification No.)

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

(Address of Principal Executive Offices)

Registrant's Telephone Number:  (561) 693-1421

Securities Registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer” and “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [   ]   Accelerated filed [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0*.

* There was no public market for the registrant’s common stock on June 30, 2015.

As of March 28, 2016, there were 1,180,944 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15 of this Annual Report.

PART I

Item 1.  Business.

OVERVIEW

UAS Drone Corp. (the “Company”, “UAS”, “we”, “us”, or similar terms), headquartered in Palm Beach Florida, was founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”).   We completed an Asset Purchase Agreement on March 31, 2015, purchasing all the assets and certain liabilities of UAS LLP in exchange for 600,000 shares of our common stock and our assumption of certain liabilities of UAS LLP.  Our mailing address is 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480, and our telephone number is 561-693-1424.

BUSINESS

We are a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

Our Quadrotor is a proprietary commercial drone platform developed with the specific needs of law enforcement customers in mind.  This includes long flight times, ease of use, durability and ruggedness, and high-end sensor and power components.  We believe that our Quadrotor is one of the longest flying commercial drones in the sub-$20,000 market, which provides its users with long missions and less down time.

On October 21, 2015, we entered into two agreements with Havis Inc., of Warminster, Pennsylvania, to provide manufacturing and distribution services for our products. Havis is an 80 year-old privately held, ISO 9001:2008 certified company that manufactures in-vehicle mobile computer and workflow solutions for public safety, public works government agencies and mobile professionals.  Havis products are distributed through a nationwide network of resellers and sales representatives in the United States.

We intend to manufacture and sell our drone products through our partnership with Havis to law enforcement agencies in the United States.  Additionally, we intend on providing additional value-added services to our product offering, including specialized training for police officers and video/data management software and hosting services.  Further, we are exploring development or acquisitions of other drone-based technologies that we may be able to offer in the future.

We expect that our initial Quadrotor product may serve as an efficient information gathering tool for government agencies across the United States and internationally. The Law Enforcement sector itself is an industry constantly looking to implement innovative practices to serve citizens to the fullest extent, while increasing safety, and decreasing time and costs of fulfilling their duties. This Quadrotor can provide a swift and convenient aid to search and rescue missions, crime scene investigations, public safety, monitoring traffic for emergency responders, and other similar activities.

Research and Development

None.

Necessary Material

None.

Licenses

None.

Patents Pending

None.

Environmental Compliance

None.

Governmental Regulations

None.

Employees

UAS has a total of 3 employees, one of whom is full-time.

Emerging Growth Company

We are and we will remain an "emerging growth company" as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•  only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•  reduced disclosure about our executive compensation arrangements;

•  no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•  exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A.  Risk Factors.

Risks Relating to Our Business

We have an extremely limited operating history – We are currently in the business development stage, and have just started to commence commercial sales of our products.  There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a product leading to a profitable company.

We will need to raise additional capital - Given our lack of revenues from sales of our products to date, with no assurance as to when we may begin to receive revenues, we expect that UAS will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future.  In addition if, in the future, the Company is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, the Company may have to raise funds to allow it to continue to commercialize, market and sell its products.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  The Company cannot be certain that funding will be available on acceptable terms or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business.  If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our financial statements contain an “auditor’s ‘going concern’ opinion” – The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2015 and 2014 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have incurred significant operating losses and have had negative cash flows from operations since inception, and at December 31, 2015, had an accumulated deficit of $300,074.

Our management has limited experience in our industry - Other than our CEO, management has limited experience in aerospace, aviation and unmanned aerial systems manufacturing sectors. While our management has considerable general management experience, some have specialized knowledge and abilities in the unmanned aerial industry, but none of the managers have experience managing a business that manufacturers and markets aircrafts. The management will rely on contracted individuals with the specified skills, qualifications and knowledge related to aircraft manufacturing and marketing, without impacting the overall budget for compensation.

Potential product liabilities may harm our operating results – As a manufacturer of a UAV product, and with aircrafts and aviation sector companies being scrutinized heavily, we may be subject to FAA mandates and/or regulations, which could result in potential law suits. Defects in our product may lead to life, health and property risks.  Currently, the unmanned aerial systems industry lacks a formative insurance market.  It is possible that our operations could be adversely affected by the costs and disruptions of responding to such liabilities even if insurance against liabilities is available.

If our proposed marketing efforts are unsuccessful we may not earn enough revenue to become profitable – Our success will depend on investment in marketing resources and the successful implementation of our marketing plan.  Our marketing plan may include attendance at trade shows and making private demonstrations, advertising and promotional materials and advertising campaigns in print and/or broadcast media.  We cannot give any assurance that our marketing efforts will be successful.  If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

We may be unable to respond to rapid technology changes and innovative products - In a constantly changing and innovative technology market with frequent new product introductions, enhancement and modifications, we may be forced to implement and develop new technologies into our products for anticipation of changing customer requirements that may significantly impact costs in order to retain or enhance our competitive position in existing and new markets.

Operating margins may be negatively impacted by reduction in sales or products sold - Expectations regarding future sales and expenses are largely fixed in the short term. UAS maintains raw materials and finished goods at a volume management feels is necessary for anticipated distribution and sales. Therefore, we may not be able to reduce costs in a timely manner to compensate for any unexpected shortfalls between forecasted and actual sales.

There is intense competition in our market - The aerospace and aviation markets are very saturated and intensely competitive. By entering this sector, UAS and management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, the faster innovative applications and technologies are implemented to the developed product, the better the pricing and commercial business strategies management will be able to offer to consumers. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales and marketing effectiveness.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition - The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and decrease our revenue.

We may be unable to protect our intellectual property - Our ability to protect our proprietary technology and operate without infringing the rights of others will allow the Company’s business to compete successfully and achieve future revenue growth. If we are unable to protect our proprietary technology or infringe upon the rights of others, it could negatively impact the operating results of the Company.

For manufacturing and distribution, we are reliant on one company, and if that company fails to perform, our results could suffer – We have two agreements with one company to exclusively manufacture and distribute our drone products.  If they fail to perform to the standards expected, our results of operations may suffer materially.  If they terminate the agreements with us, we could have difficulties in finding other manufacturers and/or distributors that can perform these functions, and our results could suffer. We are reliant on these agreements for the success of our business.

We will be reliant on information systems, electronic communication systems, and internal and external data and applications - Business operations and manufacturing are dependent on computer hardware, software and communication systems. Information systems are vulnerable and are subject to failures that could create internal or external events that will affect our business and operations. Management is mindful of these risks since we are developing a strategy by adopting third party information technology and system practices. Any breach of security could disrupt our overall business and result in various effects in operations and efficiency. UAS could encounter increased overhead costs, loss of important information and data, which may also hinder our reputation.

If we lose our key personnel or are unable to hire additional personnel, we will have trouble growing our business. - We depend to a large extent on the abilities of our key management.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel.  We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  We may also be unable to retain the employees that we currently employ or to attract additional technical personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results. - The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•

the timing of sales of our products;

•

unexpected delays in introducing new products;

•

increased expenses, whether related to sales and marketing, or administration;

•

costs related to possible acquisitions of businesses.

Our products may suffer defects - Products may suffer defects that may lead to substantial product liability, damage or warranty claims. Given our complex platforms and systems within our product, errors and defects may be related to flight and/or communications. Such an event could result in significant expenses arising from product liability and warranty claims, and reduce sales, which could have a material adverse effect on business, financial condition and results of operations.

Our products are subject to FAA regulations – We are aware that the FAA has not passed any regulations to date to allow unmanned aerial systems operations for commercial usage and profit without a certification under Section 333 of the FAA Modernization and Reform Act of 2012 (the “FMRA”). This could affect sales and revenue given that our customers would probably not have permission under a Section 333 exemption to operate any UAVs for their business practice. If the consumers are unable to obtain a FAA Section 333 exemption or withstand the application process, this may negatively affect commercial usage of our UAVs, which will adversely disrupt UAS operations and overall sales.

UAS may pursue acquisitions, investments or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful and could dilute holders of its common stock. - Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on UAS’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•

Diversion of management time and attention from daily operations;

•

Difficulties integrating acquired businesses, technologies and personnel into UAS’s business;

•

Inability to obtain required regulatory approvals and/or required financing on favorable terms;

•

Entry into new markets in which UAS has little previous experience;

•

Potential loss of key employees, key contractual relationships or key customers of acquired companies or of UAS; and

•

Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for UAS to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by UAS may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

We may be required to record a significant charge to earnings as we are required to reassess our goodwill or other intangible assets arising from acquisitions. - We are required under U.S. GAAP to review our intangible assets, including goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

Should the agreement with Havis be terminated or expire, the Company may incur losses for any unsold inventory held by Havis.  – Per the terms of the Distribution Agreement, upon termination of the agreement with HAVIS, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with Havis at the prices paid for by Havis to UAS.

There Are Substantial Risks Related to Our Common Stock

Failure to meet financial expectations could have an adverse impact on the market price of UAS’s common stock. - UAS’s ability to achieve its financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the UAV industry generally, many of which are beyond UAS’s control. These factors may cause actual results to differ materially. UAS describes a number of these factors throughout this document, including in these Risk Factors.  UAS cannot assure you that it will meet these targets. If UAS is not able to meet these targets, it could harm the market price of its common stock.

Any substantial sale of stock by existing shareholders could depress the market value of the stock of UAS, thereby devaluing the market price and causing investors to risk losing all or part of their investment - Stockholders, including our directors and officers hold a large number of UAS’s outstanding shares.  We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for UAV to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

Because our common stock is "penny stock," you may have greater difficulty selling your shares. – If and when it becomes eligible for quotation on the OTCQB, we expect that our common stock will be “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account.  In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

We have no intention to pay dividends on our common stock – For the foreseeable future, we intend to retain future earnings, if any, to finance our operations.  We do not anticipate paying any cash dividends with respect to our common stock.  As a result, investors should not expect to receive dividends on their shares of common stock for a long period of time, if ever.

Our issuance of preferred stock in the future may adversely affect the rights of our common stockholders – The Company’s Articles of Incorporation permit it to issue up to 10 million shares of preferred stock with such rights and preferences as the Board of Directors may designate.  As a result, our Board of Directors may authorize a series of preferred stock that would grant to preferred stockholders preferential rights to our assets upon liquidation; the right to receive dividends before dividends become payable to our common stockholders; the right to redemption of the preferred stock prior to the redemption of our common stock; and super-voting rights to our preferred stockholders.  To the extent that we designate and issue such a class or series of preferred stock, the rights of our common stockholders may be impaired.

Item 1B.  Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2.  Properties.

Our headquarters are located at 420 Royal Palm Way, Suite 100, Palm Beach, Florida 33480.  UAS currently utilizes another facility without rent located 514 Eight Mile Loop, Natchitoches, LA 71457.  This serves as the corporate research and development and sales office.

Item 3.  Legal Proceedings.

UAS is not involved in any legal, pending legal or administrative proceedings at the current time, and management knows of no such proceedings that are pending or threatened.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 28, 2016, 1,180,944 shares of our common stock were outstanding and our stock is not trading on any securities exchange or other quotation medium.  We have approximately 49 stockholders of record.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$ 0.00	0

Equity compensation plans not approved by stockholders	0	$ 0.00	0

Total	0	$ 0.00	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2015 that have not already been reported in our Registration Statement on Form S-1 or a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds.

The Company’s Registration Statement on Form S-1 (Commission File No. 333-206561) was declared effective by the SEC on September 15, 2015.  We registered a total of 3,000,000 shares of our $0.0001 par value common stock for offer and sale by the Company (the “Primary Offering”) and an additional 1,100,000 such shares for offer and sale by certain selling stockholders, all at a price per share of $1.50.  The Primary Offering has terminated as of March 15, 2016, after sales of 75,944 shares of common stock for aggregate gross proceeds of $113,916, and incurred costs totaling $3,504 for finder's fees to a registered broker dealer firm.  Approximately $2,500 of such proceeds were used to pay a director of the Company a contractual quarterly fee.  No other proceeds were used to pay, directly or indirectly, any other director or officer or their associates or to any person owning 10 percent or more of any class of equity securities of the Company.  All other proceeds raised in funding activities will be used for general working capital unless otherwise stated.  In addition to the above-referenced proceeds, the Company received proceeds of $4,800 from jurisdictions in which the Company has not registered its shares of common stock and for which no exemption from registration is available.  The Company has not accepted these subscriptions and has determined to refund these proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

 None; not applicable.

Item 6.  Selected Financial Data

None; not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of UAS, including, without limitation, (i) our ability to gain a larger share of the commercial drone industry, our ability to develop products and services acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond UAS's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the jurisdictions in which UAS conducts business, legislation or regulatory requirements, conditions of the securities markets, changes in the UAV industry, the development of products that may be superior to those offered by UAS, demand for commercial drone by the law enforcement sector, competition, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting UAS’s operations, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  UAS does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

We are a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

On October 21, 2015, we entered into two agreements with Havis Inc., of Warminster, Pennsylvania, to provide manufacturing and distribution services for our products. Havis is an 80 year-old privately held, SO 9001:2008 certified company that manufactures in-vehicle mobile computer and workflow solutions for public safety, public works government agencies and mobile professionals.  Havis products are distributed through a nationwide network of resellers and sales representatives in the United States.

Our CEO is an experienced executive and military officer from the commercial and military UAV industries.  He has over 40 years’ experience with both the U.S. Navy and major corporations such as Raytheon and Lockheed Martin developing, flying and working with aviation technologies and drones.  Our Vice President, David Sweeney, is a retired US Marine who has spent his entire military and professional career in the UAV sector. Sweeney is considered to be an expert pilot, developer and programmer of the aircraft systems for drones. Sweeney has a track and knowledge of UAV innovations and technological advances for military and commercial uses.

We intend to manufacture and sell our drone product through our partnership with Havis to law enforcement agencies in the United States.  Additionally, we intend on providing additional value-added services to our product offering, including specialized training for police officer and video/data management software and hosting services.  Further, we are exploring development or acquisitions of other drone-based technologies that we may be able to offer to in the future.

Havis Agreements

Under the Manufacturing Agreement, Havis will be the exclusive manufacturer of the Company’s commercial drone products for the law enforcement sector in the United States.  The agreement has a five year term with successive three year renewal terms, and lays out a framework for engineering, fulfillment of purchase orders, warehousing and other material terms.

Under the Distribution Agreement, the Company has appointed Havis as its exclusive distributor to the law enforcement sector in the United States for the Company’s commercial drones.  The agreement has a five year term with successive three year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms.  The agreement also provides for sales quotas to be established after the first year of sales, and Havis to brand all drones with its corporate name and logo. No pricing or margins are specified in the agreement.

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

Our Products and Services

Our Quadrotor is a proprietary commercial drone platform developed with the specific needs of law enforcement customers in mind.  This includes long flight times, ease of use, durability and ruggedness, and high-end sensor and power components.  At almost 40 minutes of operational flight time, we believe that our Quadrotor is one of the longest flying commercial drones in the sub-$20,000 market, which provides its users with long missions and less down time.

UAS’s Quadrotor has two sets of winged propellers that operate clockwise and counter-clockwise in order to mobilize and stabilize in flight. The Quadrotor’s motion is changed through speed and altitude by the altering of propeller rotation, which inevitably affects the weight, lift and torque of the vehicle. The four rotors of the Quadrotor have the same design and diameter, which allows the Quadrotor to minimize kinetic energy when airborne. Onboard, the Quadrotor has sensors and GPS which help the pilot stabilize the aircraft on takeoff, flight and landing.  The unit is controlled by a tablet computer using off-the-shelf flight planning software and auto-pilot software/hardware, and contains a manual flight controller override

Our Quadrotor has been developed to serve as a tool for efficient surveillance and reconnaissance for government bodies and agencies across the United States. The Law Enforcement sector itself is an industry constantly looking to implement innovative practices to save time and serve their citizens to the fullest extent. We believe that our UAV product can provide a swift and convenient aid to search and rescue missions, crime scene investigations, public safety, monitoring traffic for emergency responders, and other similar activities.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, 985 Software — Revenue Recognition and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

The Company sells unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Under the Havis Distribution Agreement, the Company has appointed Havis as its exclusive distributor to the law enforcement sector in the United States for the Company’s commercial drones.  The agreement has a five year term with successive three year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms.  The agreement also provides for sales quotas to be established after the first year of sales.  Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the dristributor at the prices paid to UAS.

Accounts Receivable

We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Going Concern

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (August 22, 2014) to December 31, 2015, of $300,074. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Results of Operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Fiscal year ended December 31, 2015 compared to the period from inception (August 22, 2014) to December 31, 2014:

The Company was formed on February 4, 2015 and completed an Asset Purchase Agreement on March 31, 2015, whereby it purchased all the assets and certain liabilities of UAS LLP.  In consideration of the sale, transfer, conveyance and assignment of assets, the Company assumed approximately $43,558 in liabilities and issued 600,000 “unregistered” and “restricted” shares of its common stock to the principals of UAS LLP, who, collectively owned approximately 55% of the Company’s issued and outstanding shares at the time of closing.

During the year ended December 31, 2015, the Company sold three drones for total revenues of $25,998.

During the year ended December 31, 2015, the Company incurred $295,797 of expense.  The expenses incurred were primarily for the purchase fees per the terms of the Asset Purchase Agreement; legal, director and accounting fees; web design costs; and directors and officers insurance.

UAS’s net loss was $299,927 in 2015.  This is a reflection of the operating expense incurred during 2015.

Liquidity and Capital Resources.

2015 compared to the period from inception (August 22, 2014) to December 31, 2014

Cash on hand was $14,075 at December 31, 2015.  Cash used by operations for the year ended December 31, 2015, was $296,075.  The cash used was for the purchase of raw materials for the production of drones, legal and accounting fees, office supplies and consulting fees.

        Cash on hand at December 31, 2014 is not sufficient to sustain operations for the next twelve months.  While there can be no guarantees, we have signed an exclusive distribution agreement with Havis which we believe will contribute to the operations of the Company, and the Company plans raise additional capital to fund the operations of the company.

During March 2015, the company borrowed money from stockholders to meet working capital needs for production of the Quadrotor drone.  On April 1, 2015, we closed a Subscription Agreement by which Alpha Capital Anstalt purchased an 8% Convertible Debenture, which has a total principal amount of $300,000, is convertible into shares of our common stock at a price of $0.33 per share, and has a maturity date of April 1, 2017.  The Debenture bears interest at the rate of 8% per annum, with interest payable quarterly and matures on April 1, 2017.  The money from the debenture was used to repay the loans to the stockholders.

We estimate that we will require additional capital of at least $1,000,000 in order to accomplish our business plans.  In this regard, on August 25, 2015, we filed with the SEC a Registration Statement on Form S-1, which was declared effective on September 15, 2015, for the purpose of raising up to $4,500,000 in aggregate gross proceeds through the offer and sale of up to 3,000,000 shares of our common stock at a price of $1.50 per share.  On November 11, 2015, the Company sold 6,700 shares of the Company’s common stock at $1.50 a share in this offering, for aggregate gross proceeds of $10,050.  The Company closed this offering on March 15, 2016 after raising $113,916 from investors. Management chose to close the offering in order to proceed with it listing application on the OTC Markets and filing requirement with FINRA.

On September 23, 2015, the Company financed $28,098 of the premium for its directors and officers insurance.  The loan bears interest at the rate of 5.29% per annum, payable in 10 equal installments of $2,878.

Contractual Obligations

Not applicable to smaller reporting companies.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

UAS Drone Corp.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	14

Consolidated Balance Sheets as of December 31, 2015 and 2014	15

Consolidated Statements of Operations for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014	16

Statement of Stockholders’ Deficit for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014	17

Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014	18

Notes to Consolidated Financial Statements	19

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants     Valuation Analyst     Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UAS Drone Corp.

We have audited the accompanying balance sheets of UAS Drone Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the year ended December 31, 2015 and the period from August 22, 2014 (inception) through December 31, 2014. UAS Drone Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of UAS Drone Corp.’s internal control over financial reporting as of December 31, 2015 and 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAS Drone Corp. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 8 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  D. Brooks and Associates CPA’s, P.A

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

March 28, 2016

UAS DRONE CORP.

 CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash	$ 14,075	$ -
Inventories, net	25,968	231
Prepaid expense	25,570	-
Total current assets	65,613	231

Total assets	$ 65,613	$ 231

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 12,606	$ 378
Accrued expenses	22,800	-
Note payable	19,798	-
Total current liabilities	55,204	378

Convertible note payable	300,000	-

Total liabilities	355,204	378

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,116,700 and zero shares issued and outstanding at December 31, 2015 and 2014, respectively.	112	-
Additional paid-in capital	10,371	-
Accumulated deficit	(300,074)	(147)
Total stockholders' deficit	(289,591)	(147)
Total liabilities and stockholders' deficit	$ 65,613	$ 231

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Period from August 22, 2014(inception) through December 31, 2014

Revenue	$25,998	$-

Cost of revenue	11,793	-

Gross profit	14,205	-

OPERATING EXPENSES
Selling expenses	13,552	-
General and administrative	37,996	147
Research and development	508
Professional fees	243,741	-
Total operating expenses	295,797	147
LOSS FROM OPERATIONS	(281,592)	(147)

OTHER EXPENSE:

Interest expense	(18,335)	-

Total other expense	(18,335)	-
LOSS BEFORE INCOME TAXES	(299,927)	(147)

INCOME TAXES	-	-
NET LOSS	$(299,927)	$(147)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.34)	$-
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	870,388	-

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENT OF STOCKHODERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD

FROM AUGUST 22, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 22, 2014 (inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(147)	(147)

Balance at December 31, 2014	-	-	-	(147)	(147)

Issuance for reverse merger	600,000	60	(17,865)	-	(17,805)

Issuance of common stock	506,700	51	10,999	-	11,050

Issuance of stock options for board services	-	-	2,238	-	2,238

Award of common stock for board services	10,000	1	14,999	-	15,000

Net loss	-	-	-	(299,927)	(299,927)

Balance at December 31, 2015	1,116,700	$112	$10,371	$(300,074)	$(289,591)

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Period from August 22, 2014 (inception) through December 31, 2014

Cash Flows from Operating Activities
Net loss	$(299,927)	$(147)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	2,238
Award of common stock for board services	15,000
Allowance for obsolete inventory	2,137
Change in assets and liabilities:
Prepaid expenses and insurance finance, net	(5,772)	-
Inventory	(27,874)	(231)
Accounts payable	(4,677)	-
Accrued expense	22,800	-
Expenses paid by partner	-	378
Net Cash Used in Operating Activities	(296,075)	-

Cash Flows from Investing Activities:
Cash from UAS Drone Corp. – reverse merger	100	-
Net Cash Provided by Investing Activities	100	-

Cash Flows from Financing Activities:
Proceeds from convertible note payable, stockholder	32,500	-
Re-Payment of convertible note payable, stockholder	(32,500)	-
Advances from stockholder	10,680	-
Re-Payment of advances from stockholder	(10,680)	-
Proceed from sale of common stock	10,050
Proceeds from convertible note payable	300,000	-
Net Cash Provided by Financing Activities	310,050	-

Net Increase in Cash	14,075	-
Cash at Beginning of Period	-	-
Cash at End of Period	$14,075	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$335	$-
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing

Activities:
Assumption of liabilities upon reverse merger	$16,905	$-
Issuance of note payable for prepaid insurance	$28,098	$-

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

UAS Drone Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (UAS LLP).  UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UASLLP. The reverse merger was accounted for as a reverse capitalization.  Accordingly, the accompanying consolidated financial statements represent the historical assets, liabilities and results of operations of UAS LLP.

The Company is engaged in the production and sale of Unmanned Aerial Systems, commonly referred to as drones. The Company’s principal operations will include the production and sale of drones. The Company will work with law enforcement agencies and tailor its products to the specific needs of the law enforcement community, and has entered into two key agreements with Havis for the manufacturing and distribution of the Company’s products. The Company expects to generate revenues and related cash flows from the sale of its drones through this agreement as well as other channels.

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial presented reflect the accounts of UAS Drone Corp. and UAS LLP.  All significant inter-company transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include evaluation of obsolete inventory, valuation of stock options granted and valuation for awards of common stock.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2015, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	2015	2014
Raw materials	$5,073	$231
Finished goods	23,032	-
Allowance for obsolescence	(2,137)	-
Total inventory	$25,968	$231

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company sells unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  On October 21, 2015, the Company entered into two agreements with a distributor who will provide both manufacturing and exclusive distribtuion services for our products to the law enforcement sector in the United States.  The manufacturing agreement has a five year term with successive three year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms.  The agreement also provides for sales quotas to be established after the first year of sales.  Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the distributor at the prices paid to UAS.  During 2015, the Company did not sell any products to this distributor.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $13,551 and $0 for the periods ending December 31, 2015 and 2014, respectively.

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

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  The Company has 900,000 shares underlying the convertible debt which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – RELATED PARTY TRANSACTIONS

A stockholder of the Company advanced $32,500 to the company in the form of a convertible note payable during the year ended December 31, 2015.  The note was convertible into equity of the company at $0.33 per share.  The note payable was repaid during the second quarter of 2015.  An officer of the company paid for operating expenses totaling $10,680, during the year ended December 31, 2015 and the balance due to the officer is $0 as of December 31, 2015.

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

On September 23, 2015, the Company financed the premium for directors and officers insurance.  The Company borrowed $28,098 at 5.29% interest, and the note will be repaid in 10 equal installments of $2,878.

NOTE 5 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.

On March 3, 2015, an investor of the Company contributed capital in the amount of $1,000 for the formation of the Company and the issuance of 500,000 shares of Common Stock.

On March 31, 2015, the company issued 600,000 shares of the Common Stock per the terms of the Asset Purchase Agreement for the purchase of the operations of Unlimited Aerial Systems, LLP.

On November 11, 2015, the Company sold 6,700 shares of the Company’s common stock at $1.50 a share, for proceeds of $10,050.

On October 1, 2015, 20,000 shares of common stock were awarded to a board member for services to be rendered over six months.  During the year ended December 31, 2015, $15,000 of expense was recorded to reflect the pro rata portion of the stock earned during 2015.

As of December 31, 2015, the Company accrued liabilities of $4,800 for refunds that will be returned to prospective investors.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY - Continued

Stock Options

The fair value of option grants during the year ended December 31, 2015 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the year ended December 31, 2015 were as follows:

2015
Dividend yield	0%
Expected life	3.0 yrs.
Expected volatility	42.05
Risk-free interest rate	1.31%

A summary of the status of options granted at December 31, 2015, and changes during the period then ended are as follows:

	For the Year Ended December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—	—	$—
Granted	5,000	1.50	3.0 years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	5,000	1.50	3.0 years	—
Vested at end of year	5,000	1.50	3.0 years	—
Exercisable at end of year	5,000	1.50	3.0 years	—

The Company had zero non-vested options at the beginning of the period.  At December 31, 2015 the Company had 5,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options exercised during the year ended December 31, 2015 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2015 (for outstanding options), less the applicable exercise price.

During 2015, the company recorded $2,238 of non-cash compensation expense related to the vested stock options issued to a Director.

NOTE 6 — CONCENTRATION

For the year ended December 31, 2015, one customer accounted for 100% of the revenue generated by the Company.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2015. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2015 and 2014, the total of all deferred tax assets was $112,759 and $55, respectively, and the total of the deferred liabilities was $804 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $112,759 and $55 for the years ended December 31, 2015 and 2014.  The change in the valuation allowance for the year ended December 31, 2015 and 2014 was $112,704 and $55, respectively.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014
Deferred tax expense (benefit):
Federal	$(101,832)	$-
State	(10,872)	-
Increase in valuation allowance	$(112,704)	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate for the years ended December 31:

	2015	2014

Computed tax at the expected statutory rate	$(101,975)	$(50)
State and local income taxes, net of federal	(10,872)	(5)
Other non-deductible expenses	143	-
Change in Valuation allowance	112,704	55
Income tax expense/(benefit)	$-	$-

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2015 and 2014:

	2015	2015
Current deferred tax assets:
Allowance for obsolete inventory	$804	$-
Common stock awarded for services	5,644
Stock options granted for services	842
Net operating loss carryforward	105,469	55
Total current deferred tax assets	112,759	55
Valuation allowance	(112,759)	(55)
Net term deferred tax assets (liabilities)	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2016, which is the date the consolidated financial statements were available for issuance.

On January 22, 2016, the Company entered into a Separation Agreement with the former CEO of the Company, in which he resigned his position effective immediately and agreed to a 13 month lock-up/leak-out for the common stock he holds in UAS Drone Corp.

On January 22, 2016, the Company appointed Grant Begley, its Director, as acting CEO of the Company.  Mr. Begley was awarded 25,000 shares of restricted stock and will be given a quarterly stipend for his services.

On January 28, 2016, the Company sold 1,700 shares of the Company's common stock at $1.50 a share, for proceeds of $2,550.

On February 25, 2016, the Company sold 23,469 shares of the Company's common stock at $1.50 a share, for proceeds of $35,204.

On March 4, 2016, the Company sold 4,075 shares of the Company's common stock at $1.50 a share, for proceeds of $6,112.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Acting Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2015 at the above-described reasonable assurance level.

During the year ended December 31, 2015, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.

Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.

The Company does not have a full time Chief Executive Officer nor Chief Financial Officer that can oversee day to day operations and the financial reporting function.

3.

 The Company does not have an Independent Audit Committee that can provide management oversight.

Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, was effective.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 28, 2016, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve UAS :

Name	Age	Position(s)	Served in Position Since
Grant A. Begley	63	CEO and Director	2016*
Scott Kahoe	28	Acting Chief Financial Officer	2015
Christopher M. Nelson	45	Director	2015

* - Mr. Begley was appointed CEO on January 22, 2016.

Grant A. Begley, CEO and Director, is an industry expert in the commercial and military drone sectors.  Mr. Begley served as Corporate Senior Vice President for Alion Science and Technology, where he developed and implemented its $1 billion Business Development Enterprise.  Prior to Alion, Mr. Begley served as Pentagon Senior Advisor to the Office of the Under Secretary of Defense for Unmanned Aerial Systems, leading development of the Department of Defense’s 2011 Unmanned Systems Roadmap. His career also includes leadership positions in advanced capabilities with Raytheon Corporation and Lockheed Martin where he initiated and led cross-corporation unmanned aerial systems/drone programs.

Mr. Begley served in the United States Navy for 26 years, where he was designated Top Gun, followed by acquisition assignments for the development and management of next generation manned and unmanned aircraft systems, weapon systems and joint executive acquisition assignments.  Mr. Begley also served as the first competitively selected National Director for Counter Stealth, and Navy Director for Stealth–Technologies, Policy and Advance Programs; and was on the Association of Unmanned Vehicle Systems International (AUVSI), Unmanned Systems 2014 Planning Committee.  He holds master's degrees in Aerospace and Aeronautic Engineering from the Naval Post-Graduate School and a bachelor's degree in General Engineering from the U.S. Naval Academy; and is certified from University of Virginia, Darden Business School in Executive Program Management, and from Massachusetts Institute of Technology in Executive Technical Management.

Scott Kahoe, Acting Chief Financial Officer, is a Vice President at GreenBlock Capital based in Palm Beach, FL. From 2005 till 2015, Mr. Kahoe worked in the Financial Services industry as an investment banker, financial adviser and portfolio manager for some of the largest financial institutions in the United States. Having worked for Goldman Sachs, PNC Bank, and SEI Investments, Mr. Kahoe has experience managing public and private clients from fortune 500 organizations to individual high-net worth portfolios. Mr. Kahoe is a graduate of Georgetown University in Washington, DC where he obtained his Bachelors of Science degree in Finance, and Syracuse University where he completed his Masters of Business Administration, concentrating on Information and Financial Management.

Christopher M. Nelson, Director, is Managing Director of GreenBlock Capital, a Palm Beach, Florida based boutique merchant bank focused on assisting sub-$200mm private and public companies increase their shareholder value through strategic financings, mergers & acquisitions, and other fundamental catalyst events.

Mr. Nelson also serves as Director and CEO of Q2Power Technologies Inc., a renewable energy company in the waste-heat-to-power sector, which is a GBC portfolio company. Through GBC, Mr. Nelson successfully spun-off the company’s patented technology from its parent company and completed three rounds of funding amounting to over $3.6 million. Q2Power is publicly traded on the OTCQB under the symbol QPWR.

Between 2010 and July 2014, Mr. Nelson served as General Counsel of Cyclone Power Technologies, a micro-cap public company in the clean-tech space.  Mr. Nelson served as the primary link between the engineering elements of Cyclone and its investors and customers, raising over $9 million in funding for that company, completing one key acquisition valued at $2 million, and generating over $4 million in revenue from development contracts with private and government entities including the U.S. Army.

Mr. Nelson has practiced law in Florida for over 19 years and has served in a general corporate counsel role for many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 2000 and 2010 as a solo practitioner, Mr. Nelson raised over $20 million for his clients, directly closed over 15 acquisitions, and worked side-by-side with the executive management of these and other company/clients in forming and executing their business plans and growth strategies.

Between 1997 and 2000, Mr. Nelson was an associate with the international law firm Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida, and both in their corporate, M&A and securities practice divisions. At these law firms he represented companies such as AutoNation, Republic Industries and Wackenhut. During this time, Mr. Nelson worked on over $500 million in IPO’s and other public financings, as well as leading or participating in over 50 mergers and acquisitions.  Mr. Nelson received his BA from Princeton University and JD from University of Miami School of Law.

There are no non-officer employees who are expected to make a significant contribution to the business.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

 During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2015, we believe that as of the fling date of this Annual Report on Form 10-K, each of our current directors, executive officers and 10% stockholders did not timely file his/its Form 3, Form 4 and/or Form 5 disclosures.  Based solely on a review of such filings, as of the filing date of this Annual Report, each of such filings has been made, with the exception of the Form 3 of Mr. Swan.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. We have adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, and Bylaws, form the framework for governance of UAS.  The Code of Ethics and Business Conduct, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

UAS Drone Corp

Attn: CFO

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

Committees of the Board of Directors

The Board of Directors has not adopted any written charters for any standing committees as there are only two directors on the board.  The two board members oversee the operation of the Company.

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

A compensation committed has not been established by the company as executives are not currently being compensated.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2015, and the other persons who served as executive officers during fiscal 2015. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2015.

SUMMARY COMPENSATION TABLE – FISCAL 2015

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley – CEO	2015	0	0	0	0	0	0	0	0
Scott Kahoe – Acting CFO	2015	0	0	0	0	0	0	0	0

(1)	The bonuses shown in this column represent discretionary bonuses.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2015 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Grant A. Begley	0	0	0	0	-	0	0	0	0
Scott Kahoe	0	0	0	0	-	0	0	0	0

Grants of Plan-Based Awards for 2015

There were no plan-based equity awards made to our executive officers during fiscal 2015.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2015 option exercises and restricted stock that vested during fiscal 2015 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2015

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Grant A. Begley	0	0	0	0
Scott Kahoe	0	0	0	0

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2015, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2015, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2015, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2015, we did not pay our non-employee directors a cash retainer. In 2016, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board.

The following table sets forth the compensation we paid our non-employee directors in 2015. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2015.

DIRECTOR COMPENSATION TABLE – FISCAL 2015

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Christopher M. Nelson	0	0	0	0	0	0	0
Grant Begley	2,500	15,000	2,238	0	0	0	19,738

As of December 31, 2015, there were 5,000 stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	0	$0	0
Equity compensation plans not approved by stockholders	0	0	0
Total	0	$0	0

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2016 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 28, 2016 there were 1,180,944 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Green Block Capital(1)	436,200	36.9%
Chad Swan	500,000	42.3%
Grant Begley	45,000	3.8%
David Sweeney	100,000	8.5%

All directors and executive officers as a group	45,000	3.8%
(1)	The beneficial owner for Green Block Capital is Christopher Spencer.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 28, 2016, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 28, 2016.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital LLC, an affiliated party and greater than 10% stockholder. Scott Kahoe, our acting CFO, is also a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Kahoe have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

 None; not applicable.

Director independence.

The Board of Directors has determined that we have no independent directors.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to UAS by its principal auditor during the calendar years ended December 31, 2015 and 2014:

Fee category	2015	2014
Audit Fees (1)	$10,000	$10,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$10,000	$10,000

(1)

Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and Exchange Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of UAS’s financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of UAS Drone Corp. as of December 31, 2015 and 2014

Consolidated Statements of Operations of UAS Drone Corp. for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014

Consolidated Statements of Stockholders' Equity of UAS Drone Corp. for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014

Statements of Cash Flows of UAS Drone Corp. for the year ended December 31, 2015 and for the period from August 22, 2014 (inception) through December 31, 2014

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

Exhibit

Number               Description

14

Code of Ethics (4)

31.1

302 Certification of Grant A Begley

31.2

302 Certification of Scott Kahoe

32

906 Certification

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Financial Statements

See Index to Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	3/30/16	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/30/16	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Date:	3/30/16	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer

Date:	3/30/16	/s/ Christopher M. Nelson
Christopher M. Nelson
Director