Form 10-Q
period 2016-03-31
UAS Drone Corp.
filed 2016-05-13
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-55504

UAS Drone Corp.

 (Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

(Address of Principal Executive Offices)

Registrant's Telephone Number:  (561) 693-1424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 10, 2016, there were 1,180,944 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31, 2016	As of December 31, 2015
CURRENT ASSETS:	(Unaudited)
Cash	$ 1,575	$ 14,075
Accounts receivable	1,013	-
Inventories, net	25,968	25,968
Prepaid expense	16,820	25,570
Total current assets	45,376	65,613

Total assets	$ 45,376	$ 65,613

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 38,360	$ 12,606
Accrued expenses	27,300	22,800
Note payable	11,388	19,798
Total current liabilities	77,048	55,204

Convertible Note Payable	300,000	300,000

Total liabilities	377,048	355,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,180,944 shares issued and outstanding at March 31, 2016, and 1,116,700 at December 31, 2015	118	112
Additional paid-in capital	103,957	10,371
Accumulated deficit	(435,747)	(300,074)
Total stockholders' deficit	(331,672)	(289,591)
Total liabilities and stockholders' deficit	$ 45,376	$ 65,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

OPERATING EXPENSES

General and administrative	$14,760	$10,595
Professional fees	114,688	12,696
Total Operating Expenses	129,448	23,291
LOSS FROM OPERATIONS	(129,448)	(23,291)

OTHER EXPENSE:

Interest expense	(6,225)	-

Total Other Expense	(6,225)	-
LOSS BEFORE INCOME TAXES	(135,673)	(23,291)

INCOME TAXES	-	-
NET LOSS	$(135,673)	$(23,291)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.12)	$(0.15)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,129,871	155,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash Flows from Operating Activities
Net loss	$(135,673)	$(23,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	2,326
Award of common stock for board services	52,500
Change in assets and liabilities:
Accounts receivable	(1,013)
Prepaid expenses	8,750	-
Inventory	-	(19,889)
Accounts payable	25,754	-
Accrued expense	4,500	-
Net Cash Used in Operating Activities	(42,856)	(43,180)

Cash Flows from Investing Activities:
Cash from UAS Drone Corp. – reverse merger	-	100
Net Cash Provided by Investing Activities	-	100

Cash Flows from Financing Activities:
Payments on insurance financing	(8,410)	-
Proceeds from convertible note payable, stockholder	-	32,500
Proceeds from sale of common stock	38,766	-
Advances from stockholder	-	10,680
Net Cash Provided by Financing Activities	30,356	43,180

Net Increase (Decrease) in Cash	(12,500)	100
Cash at Beginning of Period	14,075	-
Cash at End of Period	$1,575	100

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$225	$-
Income taxes	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assumption of liabilities upon reverse merger	$-	$16,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

UAS Drone Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (UAS LLP).  UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UASLLP. The reverse merger was accounted for as a reverse capitalization.  Accordingly, the accompanying condensed consolidated financial statements represent the historical assets, liabilities and results of operations of UAS LLP.

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial presented reflect the accounts of UAS Drone Corp. All significant inter-company transactions have been eliminated in consolidation.  These unaudited financial statements and notes should be read in conjunction with the Company’s audited financial statements as of and for the period ended December 31, 2015.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes for the period ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	March 31, 2016	December 31, 2015
Raw materials	$5,073	$5,073
Finished goods	23,032	23,032
Allowance for obsolescence	(2,137)	(2,137)
Total inventory	$25,968	$25,968

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

Revenue Recognition

The Company sells unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or collection of the resulting receivable is deemed probable.  On October 21, 2015, the Company entered into two agreements with a distributor who will provide both manufacturing and exclusive distribution services for its products to the law enforcement sector in the United States.  The manufacturing agreement has a five year term with successive three year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms.  The agreement also provides for sales quotas to be established after the first year of sales.  Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the distributor at the prices paid to UAS.  During 2016, the Company has not sold any products to this distributor.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of March 31, 2016 900,000 shares underlying the convertible debt and 10,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

Research and Development

The Company expenses research and development costs as incurred.

Advertising Costs

Advertising costs are expensed as incurred, and were $0 for the three months ended March 31, 2016.

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2015 and for the three months ended March 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of March 31, 2016, the balance of the convertible note payable was $300,000.

On September 23, 2015, the Company financed the premium for directors and officers insurance.  The Company borrowed $28,098 at 5.29% interest, and the note will be repaid in 10 equal installments of $2,878.  As of March 31, 2016, the balance due on the premium financing was $11,388.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of March 31, 2016, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $105,469 and will expire 20 years from the date the loss was incurred. The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of March 31, 2016, 1,180,944 shares were issued and outstanding.

During the first quarter of 2016, the Company sold 25,844 shares of the Company’s common stock at $1.50 a share, for proceeds of $38,766.

On March 4, 2016, the Company issued 40,000 shares, of a total of 45,000 shares awarded, of the Company’s common stock at $1.50 a share, to a board member and employee for services rendered.  Of the 45,000 shares awarded, 10,000 were earned and reflected as outstanding as of December 31, 2015.  As of March 31, 2015, 5,000 are still to be issued by the Company

During the first quarter of 2016, 3,400 shares were issued to three shareholders.  The shares were issued from the Company’s authorized stock in error.  See subsequent events footnote 8.

Stock Options

The fair value of option grants during the three months ended March 31, 2016 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2016 were as follows:

2016
Dividend yield	0%
Expected life	3.0 yrs.
Expected volatility	44.85
Risk-free interest rate	0.87%

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — EQUITY - Continued

A summary of the status of options granted at March 31, 2016, and changes during the period then ended are as follows:

	For the Three Months Ended March 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	5,000	$1.50	3.0 years	$—
Granted	5,000	1.50	3.0 years	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	10,000	1.50	2.7 years	—
Vested at end of period	10,000	1.50	2.7 years	—
Exercisable at end of period	10,000	1.50	2.7 years	—

The Company had 5,000 vested options at the beginning of the period.  At March 31, 2016 the Company had 10,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options exercised during the three months ended March 31, 2016 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2016 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2016 the company recorded $2,326 of non-cash compensation expense related to the vested stock options issued to a Director.

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

NOTE 8 — SUBSEQUENT EVENTS

On April 10, 2016, the Company received $50,000 from an investor for ongoing capital needs with the terms to be negotiated.

On April 19, 2016, the Company had the transfer agent reissue 3,400 shares for stock sold in a private transaction that were mistakenly issued from the Company’s authorized common stock.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of unmanned aerial systems industry, our ability to continue to develop products acceptable to our industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the unmanned aerial systems industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission (the “SEC”): general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the unmanned aerial systems, the development of products that may be superior to the products offered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products and prices.

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

The Company and Havis are continuing to develop our joint product initiative, including dedicating time and resources to surveying the market with respect to sales strategies and product requirements from target customers for commercial drones.  The parties are pursuing marketing and training programs, which would be designed to build their brand, educate end users about their products, and create sales opportunities.

Results of Operations

Three Months Ended March 31, 2016 versus March 31, 2015.

The Company was formed on February 4, 2015 and completed an Asset Purchase Agreement on March 31, 2015, whereby it purchased all the assets and certain liabilities of UAS LLP.  In consideration of the sale, transfer, conveyance and assignment of assets, the Company assumed approximately $43,558 in liabilities and issued 600,000 “unregistered” and “restricted” shares of its common stock to the principals of UAS LLP, who, collectively, owned approximately 55% of the Company’s issued and outstanding shares at the time of closing. The company has been working on marketing partnerships that it believes can help promote sales after the FAA has made final rulings on use of commercial drones.  Also, the company has been engaged in negotiations for the potential acquisition of a company that makes drone detection equipment to be used for law enforcement and prisons. However, we can provide no assurance that we will enter into any definitive agreement in this regard.  At such time as we enter into any definitive agreement, we will promptly file with the SEC a Current Report on Form 8-K disclosing its terms.

During the three months ended March 31, 2016 and 2015, the Company did not sell any drones.

During the three months ended March 31, 2016, the Company incurred $129,448 of expense versus $23,291 for the same period in 2015.  The expenses incurred were for consulting services and for stock awarded to the CEO and director.   General and administrative expenses totaled $14,760 in the first quarter 2016 versus $10,246 in the first quarter 2015, an increase of 44%, due to obtaining directors and officers insurance.  Professional fees increased from $12,696 to $114,688 when comparing the first quarter of 2015 versus 2016.  The increase was driven by a legal fees, audit fees, cost of the transfer agent and stock awarded to the CEO and director.

Liquidity and Capital Resources.

Cash on hand was $1,575 at March 31, 2016.  Cash used by operations for the three months ended March 31, 2016, was $42,856 versus $43,180 for the same period in 2015.  The cash used was for legal and accounting fees, office supplies and consulting fees. The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, we have signed an exclusive distribution agreement with Havis which we believe will contribute to the operations of the Company, and the Company plans to raise additional capital to fund the operations of the company.  In addition, Management intends to raise additional funds to support the working capital requirements of the business and the Company’s future expansion plans.

We estimate that we will require additional capital of at least $1,000,000 in order to accomplish our business plans.  In this regard, on August 25, 2015, we filed with the SEC a Registration Statement on Form S-1, which was declared effective on September 15, 2015, for the purpose of raising up to $4,500,000 in aggregate gross proceeds through the offer and sale of up to 3,000,000 shares of our common stock at a price of $1.50 per share.  During the first quarter of 2016, the Company sold 25,844 shares of the Company’s common stock at $1.50 a share in this offering, for aggregate gross proceeds of $38,766.  The Company closed this offering on March 15, 2016 after raising $48,816 from investors. Management chose to close the offering in order to proceed with its application for quotations of its common stock on the OTC Markets and filing requirement with FINRA, a process that is currently ongoing.  In April 2016, the Company received $50,000 from an investor with the terms to be negotiated.

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

As of March 31, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended March 31, 2016, the Company did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended.

On September 15, 2015, the SEC declared effective our Registration Statement on Form S-1 (SEC File No. 333-206561) (the “Registration Statement”).  Under the Registration Statement, we registered a total of 3,000,000 shares of our common stock for sales at a price of $1.50 per share (for an aggregate price of $4,500,000), and 1,100,000 shares of common stock for resale by selling stockholders.  The Company closed this offering on March 15, 2016 after raising $48,816 from investors. Management chose to close the offering in order to proceed with its listing application on the OTC Markets and filing requirement with FINRA.  The proceeds raised in this offering were used to cover operating expenses during the first quarter of 2016. The amount of expenses incurred for the Company’s account in connection with the issuance and distribution of the securities registered was as follows:

Investment Banker Fees - $3,504

Transfer Agent Fees - $565

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2016, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Scott Kahoe

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	5/13/16	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	5/13/16	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer

Date:	5/13/16	/s/ Christopher Nelson
Christopher Nelson
Director