Form 10-Q
period 2016-06-30
UAS Drone Corp.
filed 2016-08-15
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of June 30, 2016	As of December 31, 2015
CURRENT ASSETS:	(Unaudited)
Cash	$ 40,379	$ 14,075
Inventories, net	25,968	25,968
Prepaid expense	8,069	25,570
Total current assets	74,416	65,613

Total assets	$ 74,416	$ 65,613

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 29,482	$ 12,606
Accrued expenses	35,122	22,800
Convertible Notes Payable	400,010	-
Note payable	2,866	19,798
Total current liabilities	467,480	55,204

Convertible Notes Payable	-	300,000

Total liabilities	467,480	355,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at June 30, 2016, and 1,116,700 at December 31, 2015	117	112
Additional paid-in capital	106,171	10,371
Accumulated deficit	(499,352)	(300,074)
Total stockholders' deficit	(393,064)	(289,591)
Total liabilities and stockholders' deficit	$ 74,416	$ 65,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$-	$25,998	$-	$25,998

Cost of sales	-	11,793	-	11,793
Gross profit	-	14,205	-	14,205

OPERATING EXPENSES

General and administrative	10,497	1,671	25,257	11,918
Selling	-	-	-	349
Professional fees	45,173	92,755	159,861	105,450
Total Operating Expenses	55,670	94,426	185,118	117,717
LOSS FROM OPERATIONS	(55,670)	(80,221)	(185,118)	(103,512)

OTHER EXPENSE:

Interest expense	(7,935)	(6,000)	(14,160)	(6,000)

Total Other Expense	(7,935)	(6,000)	(14,160)	(6,000)
LOSS BEFORE INCOME TAXES	(63,605)	(86,221)	(199,278)	(109,512)

INCOME TAXES	-	-	-	-
NET LOSS	$(63,605)	$(86,221)	$(199,278)	$(109,512)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.08)	$(0.17)	$(0.17)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,171,869	1,100,000	1,150,870	630,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash Flows from Operating Activities
Net loss	$(199,278)	$(109,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	4,539	-
Award of common stock for board services	52,500	-
Change in assets and liabilities:
Prepaid expenses	17,500	-
Inventory	-	(14,257)
Accounts payable	16,876	(17,283)
Accrued expense	12,323	6,000
Net Cash Used in Operating Activities	(95,540)	(135,052)

Cash Flows from Investing Activities:
Cash from UAS Drone Corp. – reverse merger	-	100
Net Cash Provided by Investing Activities	-	100

Cash Flows from Financing Activities:
Payments on insurance financing	(16,932)	-
Re-payment of convertible note payable, stockholder		(32,500)
Proceeds from convertible note payable, stockholder	-	32,500
Re-payment of advances from stockholder	-	(10,680)
Advances from stockholder	-	10,680
Proceeds from sale of common stock	38,766	-
Proceeds from convertible note payable	100,010	300,000
Net Cash Provided by Financing Activities	121,844	300,000

Net Increase in Cash	26,304	165,048
Cash at Beginning of Period	14,075	-
Cash at End of Period	$40,379	165,048

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$338	$-
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing

Activities:

Assumption of liabilities upon reverse merger	$-	$16,905

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

The Company is engaged in the production and sale of Unmanned Aerial Systems, commonly referred to as drones. The Company’s principal operations will include the production and sale of drones. The Company will work with law enforcement agencies and tailor its products to the specific needs of the law enforcement community, and has entered into two key agreements with one Company for the manufacturing and distribution of the Company’s products. The Company expects to generate revenues and related cash flows from the sale of its drones through this agreement as well as other channels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These condensed consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Principles of consolidation

The accompanying unaudited condensed consolidated financial presented reflect the accounts of UAS Drone Corp. All significant inter-company transactions have been eliminated in consolidation.  These unaudited financial statements and notes should be read in conjunction with the Company’s audited financial statements as of and for the period ended December 31, 2015.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown, but do not include all disclosure required by U.S. GAAP. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes for the period ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	June 30, 2016	December 31, 2015
Raw materials	$5,073	$5,073
Finished goods	23,032	23,032
Allowance for obsolescence	(2,137)	(2,137)
Total inventory	$25,968	$25,968

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, convertible notes payable and notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the three and six months ended June 30, 2016, 1,212,150 shares underlying the convertible debt and 15,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2015 and for the six months ended June 30, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of June 30, 2016, the balance of the convertible note payable was $300,000.

On September 23, 2015, the Company financed the premium for directors and officers insurance.  The Company borrowed $28,098 at 5.29% interest, and the note will be repaid in 10 equal installments.  As of June 30, 2016, the balance due on the premium financing was $2,866.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE - Continued

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.

NOTE 5 — INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of June 30, 2016, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $169,000 and will expire 20 years from the date the loss was incurred. The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of June 30, 2016, 1,172,544 shares were issued and outstanding.

During the first quarter of 2016, the Company sold 25,844 shares of the Company’s common stock at $1.50 a share, for proceeds of $38,766.

On March 4, 2016, the Company issued 40,000 shares, of a total of 45,000 shares awarded, of the Company’s common stock at $1.50 a share, to a board member and employee for services rendered.  Of the 45,000 shares awarded, 10,000 were earned and reflected as outstanding as of December 31, 2015.  As of June 30, 2016, 5,000 are still to be issued by the Company

During the first quarter of 2016, 3,400 shares were issued to three shareholders.  On April 19, 2016, the Company had the transfer agent reissue 3,400 shares for stock sold in a private transaction that were mistakenly issued from the Company’s authorized common stock.

Stock Options

The fair value of option grants during the six months ended June 30, 2016 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2016 were as follows:

2016
Dividend yield	0%
Expected life	3.0 yrs.
Expected volatility	45.28
Risk-free interest rate	0.71 - 0.87%

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — EQUITY - Continued

A summary of the status of options granted at June 30, 2016, and changes during the period then ended are as follows:

	For the Six Months Ended June 30, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	5,000	$1.50	3.0 years	$—
Granted	10,000	1.50	3.0 years	—
Outstanding at end of period	15,000	1.50	2.4 years	—
Vested at end of period	15,000	1.50	2.4 years	—
Exercisable at end of period	15,000	1.50	2.4 years	—

The Company had 5,000 vested options at the beginning of the period.  At June 30, 2016 the Company had 15,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options exercised during the six months ended June 30, 2016 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2016 (for outstanding options), less the applicable exercise price.

During the six months ended June 30, 2016 the company recorded $4,539 of non-cash compensation expense related to the vested stock options issued to a Director.

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

NOTE 8 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report.

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

The Company and Havis are continuing to develop our joint product initiative, including dedicating time and resources to surveying the market with respect to sales strategies and product requirements from target customers for commercial drones.  The Company is pursuing marketing and training programs, which would be designed to build itsbrand, educate end users about its products, and create sales opportunities. Sales of the Company’s products have been hampered by the delay by the FAA to announce final rulings for the use of commercial drones.

These rules were finally announced June 21, 2016, and take effect August 29, 2016; and as a result the Company anticipates sales in the following quarters.

Results of Operations

The Company was formed on February 4, 2015 and completed an Asset Purchase Agreement on March 31, 2015, whereby it purchased all the assets and certain liabilities of UAS LLP.  In consideration of the sale, transfer, conveyance and assignment of assets, the Company assumed approximately $43,558 in liabilities and issued 600,000 “unregistered” and “restricted” shares of its common stock to the principals of UAS LLP, who, collectively, owned approximately 55% of the Company’s issued and outstanding shares at the time of closing. The Company has been working on marketing partnerships that it believes can help promote sales, specifically now that the FAA has made final rulings on use of commercial drones.  Also, the Company has been seeking other partnerships with and acquisitions of companies that produce synergistic UAV technologies, such as detection equipment that could be used for law enforcement and prisons. Management we can provide no assurance that the Company will enter into any definitive agreement in this regard in the future.

Six Months Ended June 30, 2016 versus June 30, 2015.

During the six months ended June 30, 2016, the Company did not sell any drones.

During the six months ended June 30, 2016, the Company incurred $185,118 of expense versus $117,717 for the same period in 2015.  General and administrative expenses totaled $25,257 in the first six months of 2016 versus $11,918 for the same period in 2015, an increase of 112%, due to obtaining directors and officers insurance, increased legal fees, and audit fees.  Professional fees increased from $105,450 to $159,861 when comparing the first six months of 2015 versus 2016.  The increase was driven by a legal and professional fees, audit fees, cost of the transfer agent and stock awarded to the CEO and director.

Three Months Ended June 30, 2016 versus June 30, 2015.

During the three months ended June 30, 2016 and 2015, the Company did not sell any drones.

During the three months ended June 30, 2016, the Company incurred $55,670 of expense versus $94,426 for the same period in 2015.  The expenses incurred were for consulting services and for stock awarded to the CEO and director.   General and administrative expenses totaled $10,497 in the second quarter of 2016 versus $1,671 in the second quarter of 2015, due to obtaining directors and officers insurance.  Professional fees decreased from $92,755 to $45,173 when comparing the second quarter of 2015 versus 2016.  The decrease was driven by a reduction in consulting fees and audit fees.

Liquidity and Capital Resources.

Cash on hand was $40,379 at June 30, 2016.  Cash used by operations for the six months ended June 30, 2016, was $95,540 versus $135,052 for the same period in 2015.  The cash used was for legal and professional fees, office supplies and consulting fees. The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company intends to raise additional funds to support the working capital requirements of the business and the Company’s future expansion plans.

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

As of June 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended June 30, 2016, the Company did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Investment Banker Fees - $3,504

Transfer Agent Fees - $565

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2016, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Scott Kahoe

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	8/15/16	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	8/15/16	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer