Form 10-Q
period 2016-09-30
UAS Drone Corp.
filed 2016-11-14
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of November 14, 2016, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited consolidated financial statements of UAS Drone Corp., a Nevada corporation (the “Company,” “UAS,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the unaudited consolidated financial statements fairly present the financial condition of the Company.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of September 30, 2016	As of December 31, 2015
CURRENT ASSETS:	(Unaudited)
Cash	$ 669	$ 14,075
Inventories, net	25,968	25,968
Prepaid expense	7,000	25,570
Total current assets	33,637	65,613

Total assets	$ 33,637	$ 65,613

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 17,294	$ 12,606
Accrued expenses	43,123	22,800
Convertible notes payable	400,010	-
Note payable, related party	2,000	19,798
Total current liabilities	462,427	55,204

Convertible Notes Payable	-	300,000

Total liabilities	462,427	355,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at September 30, 2016, and 1,116,700 at December 31, 2015	117	112
Additional paid-in capital	108,624	10,371
Accumulated deficit	(537,531)	(300,074)
Total stockholders' deficit	(428,790)	(289,591)
Total liabilities and stockholders' deficit	$ 33,637	$ 65,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenue	$-	$-	$-	$25,998

Cost of sales	-	-	-	11,793
Gross profit	-	-	-	14,205

OPERATING EXPENSES

General and administrative	9,668	11,594	34,925	24,019
Selling	-	12,405	-	12,754
Professional fees	20,496	56,008	180,357	160,950
Total Operating Expenses	30,164	80,007	215,282	197,723
LOSS FROM OPERATIONS	(30,164)	(80,007)	(215,282)	(183,518)

OTHER EXPENSE:

Interest expense	(8,014)	(6,000)	(22,174)	(12,000)

Total Other Expense	(8,014)	(6,000)	(22,174)	(12,000)
LOSS BEFORE INCOME TAXES	(38,178)	(86,007)	(237,456)	(195,518)

INCOME TAXES	-	-	-	-
NET LOSS	$(38,178)	$(86,007)	$(237,456)	$(195,518)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.08)	$(0.21)	$(0.25)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,171,869	1,100,000	1,157,921	788,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cash Flows from Operating Activities
Net loss	$(237,456)	$(195,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	6,992	-
Award of common stock for board services	52,500	-
Change in assets and liabilities:
Prepaid expenses	18,569	(6,221)
Inventory	-	(18,221)
Accounts payable	4,688	(17,284)
Accrued expense	20,323	12,000
Net Cash Used in Operating Activities	(134,384)	(225,244)

Cash Flows from Investing Activities:
Cash from UAS Drone Corp. – reverse merger	-	100
Net Cash Provided by Investing Activities	-	100

Cash Flows from Financing Activities:
Payments on insurance financing	(19,798)	-
Re-payment of convertible note payable, stockholder	-	(32,500)
Proceeds from convertible note payable, stockholder	-	32,500
Re-payment of advances from stockholder	-	(10,680)
Advances from stockholder	2,000	10,680
Proceeds from sale of common stock	38,766	-
Proceeds from convertible note payable	100,010	300,000
Net Cash Provided by Financing Activities	120,978	300,000

Net Increase (decrease) in Cash	(13,406)	74,856
Cash at Beginning of Period	14,075	-
Cash at End of Period	$669	$74,856

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$351	$-
Income taxes	$-	$-

   Supplemental Disclosures of Non-Cash Investing and Financing

Activities:

Assumption of liabilities upon reverse merger	$-	$16,905
Issuance of note payable for prepaid insurance	$-	$28,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

UAS Drone Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (UAS LLP).  UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UAS LLP. The reverse merger was accounted for as a reverse capitalization.  Accordingly, the accompanying condensed consolidated financial statements represent the historical assets, liabilities and results of operations of UAS LLP.

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

UAS DRONE CORP.

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

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	September 30, 2016	December 31, 2015
Raw materials	$5,073	$5,073
Finished goods	23,032	23,032
Allowance for obsolescence	(2,137)	(2,137)
Total inventory	$25,968	$25,968

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold.

We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related liability lines in the unaudited condensed consolidated balance sheet.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the three and Nine months ended September 30, 2016, 1,212,150 shares underlying the convertible debt and 20,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2015 and for the nine months ended September 30, 2016 in addition to net cash used in operations of approximately $134,000 for the nine months ended September 30, 2016. These condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is attempting to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of September 30, 2016, the balance of the convertible note payable was $300,000.

On September 23, 2015, the Company financed the premium for directors and officers insurance.  The Company borrowed $28,098 at 5.29% interest, and the note was repaid in 10 equal installments.

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

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

A stockholder of the Company advanced $2,000 to the company in the form of a note payable during the nine months ended September 30, 2016.

NOTE 6 — INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of September 30, 2016, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $200,000 and will expire 20 years from the date the loss was incurred. The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

NOTE 7 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of September 30, 2016, 1,172,544 shares were issued and outstanding.  The Company has authorized 5,000,000 share of Preferred stock, $0.0001 par value. As of September 30, 2016, no shares were issued and outstanding.

During the first quarter of 2016, the Company sold 25,844 shares of the Company’s common stock at $1.50 a share, for proceeds of $38,766.

On March 4, 2016, the Company issued 40,000 shares of common stock, of a total of 45,000 shares awarded, at $1.50 a share, based upon financing completed by the Company, to a board member and employee for services rendered.  Of the 45,000 shares awarded, 10,000 were earned and reflected as outstanding as of December 31, 2015.  As of September 30, 2016, 5,000 are still to be issued by the Company.

During the first quarter of 2016, 3,400 shares were issued to three shareholders from the Company that were sold in a private transaction.  On April 19, 2016, the Company had the transfer agent correct the number of share held by the private seller for the 3,400 shares sold in these private transactions.

Stock Options

The fair value of option grants during the nine months ended September 30, 2016 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2016 were as follows:

2016
Dividend yield	0%
Expected life	2.0 - 3.0 yrs.
Expected volatility	47.03 – 49.48
Risk-free interest rate	0.77 - 0.88%

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — EQUITY - Continued

A summary of the status of options granted at September 30, 2016, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	5,000	$1.50	3.0 years	$—
Granted	15,000	1.50	3.0 years	—
Outstanding at end of period	20,000	1.50	2.4 years	—
Vested at end of period	20,000	1.50	2.4 years	—
Exercisable at end of period	20,000	1.50	2.4 years	—

The Company had 5,000 vested options at the beginning of the period.  At September 30, 2016 the Company had 20,000 vested options with a weighted average exercise price of $1.50. During the third quarter of 2016, the Company granted 5,000 stock options.

The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2016 (for outstanding options), less the applicable exercise price.

During the nine months ended September 30, 2016 the company recorded $6,992 of non-cash compensation expense related to the vested stock options issued to a Director.

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

NOTE 9 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report.

In November 2016, a stockholder of the Company advanced $22,300, to the company.

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

Business Highlights

UAS Drone Corp. (the “Company”, “UAS”, “we”, “us”, or similar terms), headquartered in Palm Beach, Florida, was founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”).  We completed an Asset Purchase Agreement on March 31, 2015, purchasing all the assets and certain liabilities of UAS LLP in exchange for 600,000 shares of our common stock and our assumption of certain liabilities of UAS LLP.

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

The Company and Havis are continuing to develop our joint product initiative, including dedicating time and resources to surveying the market with respect to sales strategies and product requirements from target customers for commercial drones.  The Company is pursuing marketing and training programs, which would be designed to build its brand, educate end users about its products, and create sales opportunities. Sales of the Company’s products have been hampered by the delay by the FAA to announce final rulings for the use of commercial drones.  These rules were finally announced on June 21, 2016, and took effect August 29, 2016; and as a result the Company anticipates sales in the following quarters.

Results of Operations

The Company was formed on February 4, 2015 and completed an Asset Purchase Agreement on March 31, 2015, whereby it purchased all the assets and certain liabilities of UAS LLP.  In consideration of the sale, transfer, conveyance and assignment of assets, the Company assumed approximately $43,558 in liabilities and issued 600,000 “unregistered” and “restricted” shares of its common stock to the principals of UAS LLP, who, collectively, owned approximately 55% of the Company’s issued and outstanding shares at the time of closing. The Company has been working on marketing partnerships that it believes can help promote sales, specifically now that the FAA has made final rulings on use of commercial drones.  Also, the Company has been seeking other partnerships with and acquisitions of companies that produce synergistic UAV technologies, such as detection equipment that could be used for law enforcement and prisons. Management can provide no assurance that the Company will enter into any definitive agreement in this regard in the future.

Nine Months Ended September 30, 2016 versus September 30, 2015.

During the nine months ended September 30, 2016, the Company did not sell any drones.

During the nine months ended September 30, 2016, the Company incurred $215,282 of expense versus $197,723 for the same period in 2015.  General and administrative expenses totaled $34,925 in the first nine months of 2016 versus $24,019 for the same period in 2015, an increase of 45%, due to obtaining directors and officers insurance. Professional fees increased from $160,950 to $180,357 when comparing the first nine months of 2015 versus 2016.  The increase was driven by a legal and professional fees, audit fees, cost of the transfer agent and stock awarded to the CEO and director.

Three Months Ended September 30, 2016 versus September 30, 2015.

During the three months ended September 30, 2016 and 2015, the Company did not sell any drones.

During the three months ended September 30, 2016, the Company incurred $30,164 of expense versus $80,007 for the same period in 2015.  The expenses incurred were for consulting services and for stock awarded to the CEO and director.   General and administrative expenses totaled $9,668 in the third quarter of 2016 versus $11,594 in the third quarter of 2015.  Professional fees decreased from $56,008 to $20,496 when comparing the third quarter of 2015 versus 2016.  The decrease was driven by a reduction in legal fees.

Liquidity and Capital Resources.

Cash on hand was $669 at September 30, 2016.  Cash used by operations for the nine months ended September 30, 2016, was $134,384 versus $225,244 for the same period in 2015.  The cash used was for legal and professional fees, D&O insurance and consulting fees. The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company intends to raise additional funds to support the working capital requirements of the business and the Company’s future expansion plans.

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

As of September 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended September 30, 2016, the Company did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2016, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Scott Kahoe

32

906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	11/14/16	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	11/14/16	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer