Form 10-K
period 2016-12-31
UAS Drone Corp.
filed 2017-03-28
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [X]  No [  ]

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A*.

* There was no public market for the registrant’s common stock on June 30, 2016.

As of March 28, 2017, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

On October 21, 2015, we entered into two agreements with Havis Inc., of Warminster, Pennsylvania, to provide manufacturing and distribution services for our products. Havis is an 80-year-old privately held, ISO 9001:2008 certified company that manufactures in-vehicle mobile computer and workflow solutions for public safety, public works government agencies and mobile professionals.  Havis products are distributed through a nationwide network of resellers and sales representatives in the United States.  We entered into this agreement in anticipation of the FAA commercial UAV regulations being released at some point in 2016.

In June of 2016, the Federal Aviation Administration (FAA) finally released the national commercial UAV regulations allowing drones to be used for commercial purposes in the U.S. for the first time.  These regulations took effect in August of 2016.  As a result of the effectiveness of the commercial UAV regulations, law enforcement agencies are now able to operate commercial drones to enhance their capabilities and document their activities from an aerial perspective.  It is the Company’s opinion that these regulations provide law enforcement agencies with proper guidance and a level of comfort, thus allowing them to seriously consider adding UAV’s to their workflow.   As a result, UAS Drone Corp. was then able to gain material insight into the budget availability, budgetary process and customized specifications that would be critical to winning their business.

Our distribution agreement with Havis is currently on hold as we work to customize our Quadrotor to meet the requirements of the commercial law enforcement market in conjunction with a drone flight training company in the western U.S.  This company has over eight years of experience field training both consumers and professionals in proper drone flight, safety and regulatory procedures.

In late 2016, we delivered to this flight training company one of our inventory Quadrotors with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals, (2) obtain feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations, and (3) seeking sales of additional Quadrotors to this company or their clients.  This program has been successful in identifying aspects that we intend on improving in the next generation, including the latest infrared sensors, and creating interest for the sale of our product.  We are currently in discussion with this company both to purchase our remaining inventory of current generation drones, and to have them manufacture the next generation of our Quadrotor for sale through their training and sales personnel, as well as through additional distributors.  If we are able to formalize an agreement, we believe this group will provide an additional manufacturing and sales arm for UAS, for which we may receive sales revenue and/or license fees for our technology.  We expect to progress with this agreement in the first half of 2017.

In addition to UAV sales, we intend on providing additional value-added services to our product offering, including specialized training for police officers and video/data management software and hosting services.  We believe these are critical services and components to having a successful product offering for our target market.

Further, we are exploring several acquisitions of other drone-based technologies that we may be able to offer in the future.  However, we are in the very early stages of this process and can make no assurance that we will ever complete any such acquisition or that, if we do, it will be successful. See the Risk Factor “UAS may pursue acquisitions, investments or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful and could dilute holders of its common stock” of this Annual Report.

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

UAS has one full-time employee.

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

Item 1A.  Risk Factors.

Risks Relating to Our Business

We have an extremely limited operating history – We are currently in the early stages of our business, and earned zero revenue during 2016.  There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a product leading to a profitable company.

We will need to raise additional capital - Given our lack of revenues from sales of our products to date, with no assurance as to when we may begin to receive revenues, we expect that UAS will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future.  In addition, if in the future, the Company is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, the Company may have to raise funds to allow it to continue to commercialize, market and sell its products.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  The Company cannot be certain that funding will be available on acceptable terms or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business.  If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly scale back, delay or discontinue the development and/or commercialization of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our financial statements contain an “auditor’s ‘going concern’ opinion” – The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2016 and 2015 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have incurred significant operating losses, earned zero revenue during 2016, and have had negative cash flows from operations since inception, and at December 31, 2016, had an accumulated deficit of $599,248.

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

Potential product liabilities may harm our operating results – As a manufacturer of an Unmanned Aerial Vehicle (UAV) product, and with aircrafts and aviation sector companies being scrutinized heavily, we may be subject to Federal Aviation Administration (FAA) mandates and/or regulations, which could result in potential law suits. Defects in our product may lead to life, health and property risks.  Currently, the unmanned aerial systems industry lacks a formative insurance market.  It is possible that our operations could be adversely affected by the costs and disruptions of responding to such liabilities even if insurance against liabilities is available.

If our proposed marketing efforts are unsuccessful we may not earn enough revenue to become profitable – Our success will depend on investment in marketing resources and the successful implementation of our marketing plan.  Our marketing plan may include attendance at trade shows and making private demonstrations, advertising and promotional materials and advertising campaigns in print and/or broadcast media. We are also marketing through a relationship with a drone flight training group in the western U.S. that is currently using our Quadrotor for their training services with the possibility of selling units to their clients.  We cannot give any assurance that our marketing efforts will be successful.  If they are not, revenue will not be sufficient to cover our fixed costs and we may not become profitable.

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

There is intense competition in our market - The aerospace and aviation markets are very saturated and intensely competitive. By entering this sector, UAS and management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, the faster innovative applications and technologies are implemented to the developed product, the better the pricing and commercial business strategies management will be able to offer to consumers. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales, and marketing effectiveness.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition - The integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses, and limit our ability to generate revenue.

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

For manufacturing and distribution, we are reliant primarily on one company, and if that company fails to perform, our results could suffer – We have two agreements with one company to manufacture and distribute our drone products.  If they fail to perform to the standards expected, our results of operations may suffer materially.  If they terminate the agreements with us, we could have difficulties in finding other manufacturers and/or distributors that can perform these functions, and our results could suffer.

We will be reliant on information systems, electronic communication systems, and internal and external data and applications - Business operations and manufacturing are dependent on computer hardware, software, and communication systems. Information systems are vulnerable and are subject to failures that could create internal or external events that will affect our business and operations. Management is mindful of these risks since we are developing a strategy by adopting third party information technology and system practices. Any breach of security could disrupt our overall business and result in various effects in operations and efficiency. UAS could encounter increased overhead costs and loss of important information and data, which may also hinder our reputation.

Our future success depends on our ability to attract, retain, and motivate highly skilled technical, marketing, management, accounting, and administrative personnel -   We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition, and results of operations.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results. - The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•

the timing of sales of our products;

•

unexpected delays in introducing new products;

•

increased expenses, whether related to sales and marketing, or administration;

•

costs related to possible acquisitions of businesses.

Our products may suffer defects - Products may suffer defects that may lead to substantial product liability, damage, or warranty claims. Given our complex platforms and systems within our product, errors and defects may be related to flight and/or communications. Such an event could result in significant expenses arising from product liability and warranty claims, and keep us from creating sales in the short term, which could have a material adverse effect on business, financial condition, and results of operations.

Our products are subject to FAA regulations – In August 2016, the FAA passed regulations to allow unmanned aerial systems operations for commercial usage and profit without a certification under Section 333 of the FAA Modernization and Reform Act of 2012 (the “FMRA”). However, there are still requirements for commercial operators, such as obtaining a flight safety certificate.  If these regulations become more stringent again in the future, it could affect sales and revenue of the Company. If our consumers are unable to obtain a flight certificate, this may negatively affect commercial usage of our UAVs, which will adversely disrupt UAS operations and overall sales.

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

•

Difficulties integrating acquired businesses, technologies, and personnel into UAS’s business;

•

Inability to obtain required regulatory approvals and/or required financing on favorable terms;

•

Entry into new markets in which UAS has little previous experience;

•

Potential loss of key employees, key contractual relationships, or key customers of acquired companies or of UAS; and

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

If the Company sells inventory to Havis, it may incur losses if the inventory isn’t sold by Havis in a timely fashion.  – The Distribution Agreement with Havis includes right of return language that requires the Company to repurchase any unsold inventory held by Havis, upon termination or expiration of the agreement.

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

Because our common stock is "penny stock," you may have greater difficulty selling your shares. – Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account.  In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

We have no intention to pay dividends on our common stock – For the foreseeable future, we intend to retain future earnings, if any, to finance our operations.  We do not anticipate paying any cash dividends with respect to our common stock.  As a result, investors should not expect to receive dividends on their shares of common stock for a long period of time, if ever.

Our issuance of preferred stock in the future may adversely affect the rights of our common stockholders – The Company’s Articles of Incorporation permit it to issue up to 10 million shares of preferred stock with such rights and preferences as the Board of Directors may designate.  As a result, our Board of Directors may authorize a series of preferred stock that would grant to preferred stockholders’ preferential rights to our assets upon liquidation; the right to receive dividends before dividends become payable to our common stockholders; the right to redemption of the preferred stock prior to the redemption of our common stock; and super-voting rights to our preferred stockholders.  To the extent that we designate and issue such a class or series of preferred stock, the rights of our common stockholders may be impaired.

Item 1B.  Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2.  Properties.

Our headquarters are located at 420 Royal Palm Way, Suite 100, Palm Beach, Florida 33480, for which we pay no rent and the officers are shared with GreenBlock Capital.

Item 3.  Legal Proceedings.

UAS is not involved in any legal, pending legal or administrative proceedings at the current time, and management knows of no such proceedings that are pending or threatened.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 28, 2017, 1,172,544 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTC BB on that date was $0.00 per share.  We have approximately 40 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  We cannot guarantee that market for our common stock will ever develop or be maintained.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.

Equity Compensation Plan Information

The following information is provided as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$ 0.00	-

Equity compensation plans not approved by stockholders	25,000	$ 1.51	-

Total	25,000	$ 1.51	-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2016 that have not already been reported in our Registration Statement on Form S-1 or a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals, (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations, and (3) seeking sales of additional Quadrotors to this company or its clients.  This program has been successful in identifying aspects that we intend on improving in the next generation, including the latest infrared sensors, and creating interest for the sale of our product.  We are currently in discussion with this company both to purchase our remaining inventory of current generation drones, and to have them manufacture the next generation of our Quadrotor for sale through their training and sales personnel.  If we are able to formalize an agreement, we believe this group will provide an additional manufacturing and sales arm for UAS, for which we may receive sales revenue and/or license fees for our technology.  We expect to progress with this agreement in the first half of 2017.

Our CEO is an experienced executive and military officer from the commercial and military UAV industries.  He has over 40 years’ experience with both the U.S. Navy and major corporations such as Raytheon and Lockheed Martin developing, flying, and working with aviation technologies and drones.  We are currently looking to add more personnel, including technical and sales experts to our team.   Additionally, we intend on providing additional value-added services to our product offering, including specialized training for police officer and video/data management software and hosting services.  Further, we are exploring development or acquisitions of other drone-based technologies that we may be able to offer to in the future.

Havis Agreements

On October 21, 2015, we entered into two agreements with Havis Inc., of Warminster, Pennsylvania, to provide manufacturing and distribution services for our products. Havis is an 80-year-old privately held, SO 9001:2008 certified company that manufactures in-vehicle mobile computer and workflow solutions for public safety, public works government agencies and mobile professionals.  Havis products are distributed through a nationwide network of resellers and sales representatives in the United States.

Under the Manufacturing Agreement, Havis will manufacture the Company’s commercial drone products for the law enforcement sector in the United States.  The agreement has a five-year term with successive three-year renewal terms, and lays out a framework for engineering, fulfillment of purchase orders, warehousing and other material terms.

Under the Distribution Agreement, the Company has appointed Havis as its distributor to the law enforcement sector in the United States for the Company’s commercial drones.  The agreement has a five-year term with successive three-year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms.  The agreement also provides for sales quotas to be established after the first year of sales, and Havis to brand all drones with its corporate name and logo. No pricing or margins are specified in the agreement.

Our agreements with Havis are currently on hold as we work with the flight training company to advance the product and gain important operational experience with clients that represent the ultimate end users of these drones – law enforcement professionals and first responders. The feedback we receive is expected to go into future generation Quadrotor products, which may then be sold through the Havis network.

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

UAS’s Quadrotor has two sets of winged propellers that operate clockwise and counter-clockwise to mobilize and stabilize in flight. The Quadrotor’s motion is changed through speed and altitude by the altering of propeller rotation, which inevitably affects the weight, lift and torque of the vehicle. The four rotors of the Quadrotor have the same design and diameter, which allows the Quadrotor to minimize kinetic energy when airborne. Onboard, the Quadrotor has sensors and GPS which help the pilot stabilize the aircraft on takeoff, flight, and landing.  The unit is controlled by a tablet computer using off-the-shelf flight planning software and auto-pilot software/hardware, and contains a manual flight controller override

Our Quadrotor has been developed to serve as a tool for efficient surveillance and reconnaissance for government bodies and agencies across the United States. The Law Enforcement sector itself is an industry constantly looking to implement innovative practices to save time and serve their citizens to the fullest extent. We believe that our UAV product can provide a swift and convenient aid to search and rescue missions, crime scene investigations, public safety, monitoring traffic for emergency responders, and other similar activities.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605. The Company’s revenue Recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

The Company is in the business of selling unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Under the Havis Distribution Agreement, the Company has appointed Havis as its distributor to the law enforcement sector in the United States for the Company’s commercial drones. The agreement has a five-year term with successive three-year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training and risk mitigation, among other material terms.  The agreement also provides for sales quotas to be established after the first year of sales. Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the distributor at the prices paid to UAS.

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

Going Concern

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (August 22, 2014) to December 31, 2016, of $599,248 and zero revenue during

2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Results of Operations.

Year Ended December 31, 2016 Compared to Period Ended December 31, 2015

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

During the year ended December 31, 2016, the Company did not sell any drones. For the year ended December 31, 2015, the Company sold three drones for total revenues of $25,998.

During the year ended December 31, 2016, the Company incurred $268,268 of expenses compared to $297,934 for the year ended December 31, 2015.  The expenses for 2016 were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $299,174 in 2016 versus $299,927 in 2015.

Liquidity and Capital Resources.

December 31, 2016 compared to December 31, 2015

The Company has zero cash on hand at December 31, 2016 versus $14,075 at December 31, 2015.  Cash used by operations for the year ended December 31, 2016 was $180,052 versus $296,075 for the year ended December 31, 2015.  The cash used was for legal and accounting fees, office supplies and consulting fees.

Cash on hand at December 31, 2016 is not sufficient to sustain operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

On September 23, 2016, the Company financed $28,098 of the premium for its directors’ and officers’ insurance.  The loan bears interest at the rate of 5.29% per annum, payable in 10 equal installments of $2,878.

During January 2017, a Shareholder loaned $6,551 to the Company for operating purposes. The loan was repaid during February 2017.

During January 2017, an institutional investor loaned the Company $50,005.  This loan has not yet been reduced to writing, however, the Company expects the terms to carry an 8% interest rate and a conversion feature.

Contractual Obligations

Not applicable to smaller reporting companies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

       Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

UAS Drone Corp.

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants     Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UAS Drone Corp.

We have audited the accompanying balance sheets of UAS Drone Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the years in the two year period ended December 31, 2016 and 2015. UAS Drone Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAS Drone Corp. as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 7 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  D. Brooks and Associates CPA’s, P.A

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

March 28, 2017

UAS DRONE CORP.

 CONSOLIDATED BALANCE SHEETS

ASSETS
	As of	As of
	December 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash	$ -	$ 14,075
Inventories, net	9,852	25,968
Prepaid expense	26,250	25,570
Total current assets	36,102	65,613

Total assets	$ 36,102	$ 65,613

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$ 13	$ -
Accounts payable	15,212	12,606
Accrued expenses	51,123	22,800
Note payable	19,804	19,798
Note payable related party, net	26,107	-
Convertible notes payable	400,010	-
Total current liabilities	512,269	55,204

Convertible note payable	-	300,000

Total liabilities	512,269	355,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 and 1,116,700 shares issued and outstanding at December 31, 2016 and 2015, respectively	117	112
Additional paid-in capital	122,964	10,371
Accumulated deficit	(599,248)	(300,074)
Total stockholders' deficit	(476,167)	(289,591)
Total liabilities and stockholders' deficit	$ 36,102	$ 65,613

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenue	$-	$25,998

Cost of Revenue
Cost of sales	-	9,656
Total cost of revenue	-	9,656

Gross profit	-	16,342

OPERATING EXPENSES:
Selling expenses	-	13,552
General and administrative	44,840	37,996
Impairment of inventory	11,376	2,137
Research and development	4,740	508
Professional fees	207,312	243,741
Total operating expenses	268,268	297,934
LOSS FROM OPERATIONS	(268,268)	(281,592)

OTHER EXPENSE:
Imputed interest expense	(237)	-
Interest expense	(30,669)	(18,335)
Total other expense	(30,906)	(18,335)
LOSS BEFORE INCOME TAXES	(299,174)	(299,927)

INCOME TAXES	-	-
NET LOSS	$(299,174)	$(299,927)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.34)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,161,427	870,388

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	$-	$(147)	$(147)

Issuance of common stock upon formation of the company	500,000	50	950	-	1,000

Issuance of common stock for reverse merger	600,000	60	(17,865)	-	(17,805)

Sale of common stock	6,700	1	10,049	-	10,050

Issuance of stock options for board services	-	-	2,238	-	2,238

Award of common stock for board services	10,000	1	14,999	-	15,000

Net loss	-	-	-	(299,927)	(299,927)

Balance at December 31, 2015	1,116,700	112	10,371	(300,074)	(289,591)

Sale of common stock	25,844	2	38,764	-	38,766

Grant of stock options for board services	-	-	20,020	-	20,020

Issuance of common stock for board services	30,000	3	52,497	-	52,500

Discount on loan from stockholder	-	-	1,312	-	1,312

Net loss	-	-	-	(299,174)	(299,174)

Balance at December 31, 2016	1,172,544	$117	$122,964	$(599,248)	$(476,167)

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash Flows from Operating Activities:
Net loss	$(299,174)	$(299,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	20,020	2,238
Award of common stock for board services	52,500	15,000
Allowance for obsolete inventory	7,524	2,137
Lower of cost or market inventory	3,852	-
Imputed interest expense	237	-
Change in assets and liabilities:
Prepaid expenses and insurance finance, net	(680)	(5,772)
Inventory	4,740	(27,874)
Accounts payable	2,606	(4,677)
Accrued expense	28,323	22,800
Net Cash Used in Operating Activities	(180,052)	(296,075)

Cash Flows from Investing Activities:
Cash from UAS Drone Corp. – reverse merger	-	100
Net Cash Provided by Investing Activities	-	100

Cash Flows from Financing Activities:
Overdraft on bank account	13	-
Proceeds from convertible note payable, stockholder	-	32,500
Re-payment of convertible note payable, stockholder	-	(32,500)
Advances from stockholder	37,182	10,680
Re-payment of advances from stockholder	(10,000)	(10,680)
Proceeds from sale of common stock	-	10,050
Proceeds from convertible note payable	100,010	300,000
Net Cash Provided by Financing Activities	127,211	310,050

Net Increase (decrease) in Cash	(14,075)	14,075
Cash at Beginning of Year	14,075	-
Cash at End of Year	$-	14,075

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$846	$335
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing:

Activities:
Assumption of liabilities upon reverse merger	$ -	$ 16,905
Issuance of note payable for prepaid insurance	$ 28,098	$ 28,098

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

UAS Drone Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (UAS LLP).  UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UASLLP. The reverse merger was accounted for as a reverse capitalization.  Accordingly, the accompanying consolidated financial statements represent the historical assets, liabilities, and results of operations of UAS LLP.

The Company is engaged in the production and sale of Unmanned Aerial Systems, commonly referred to as drones. The Company’s principal operations will include the production and sale of drones. The Company will work with law enforcement agencies and tailor its products to the specific needs of the law enforcement community, and has entered into two agreements with Havis for the manufacturing and distribution of the Company’s products. The Company also has an arrangement with a drone flight training group, under which management is gaining key operational and performance data to improve the product and make it more appealing to our core customer demographic.   The Company expects to generate revenues and related cash flows from the sale of its drones through these arrangements as well as other channels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Principles of consolidation

The accompanying consolidated financial presented reflect the accounts of UAS Drone Corp. and UAS LLP.  All significant inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2016, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consists of the Company’s finished goods and is stated at the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	2016	2015
Raw materials	$4,320	$5,073
Finished goods	15,193	23,032
Allowance for obsolescence	(9,661)	(2,137)
Total inventory	$9,852	$25,968

During the year ended December 31, 2016 and 2015, the Company recorded an impairment charges of $7,524 and $2,137, respectively.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company is in the business of selling unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  On October 21, 2015, the Company entered into two agreements with a distributor who will provide both manufacturing and distribution services for its products to the law enforcement sector in the United States.  The manufacturing agreement has a five-year term with successive three-year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training, and risk mitigation, among other material terms.  Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the distributor at the prices paid to UAS.  During the years ended December 31, 2015 and 2016, the Company did not sell any products to this distributor.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $0 and $13,551 for the years ending December 31, 2016 and 2015, respectively.

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

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the year ended December 31, 2016, the Company has 1,106,703 shares underlying the convertible debt, and 25,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. For the year ended December 31, 2015, the Company has 963,636 shares underlying the convertible debt, and 5,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to adopt this standard early and applied it as of January 1, 2016, with no significant impact on its financial statements.

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company expenses research and development costs as incurred. Research and Development costs totaled $4,740 and $508 for the years ended December 31, 2016 and 2015, respectively

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2016, a stockholder of the Company loaned $37,182 to the company without a set maturity date and zero percent interest.  The Company recorded a discount of $1,312 on the loan, which was classified as Additional Paid in Capital, and recorded interest expense of $237 during 2016. The balance due to the shareholder is $27,182 as of December 31, 2016.

A stockholder of the Company advanced $32,500 to the Company in exchange for a convertible note payable during the year ended December 31, 2015.  The note was convertible into equity of the company at $0.33 per share.  The note payable was repaid with cash during 2015.

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2016 and 2015, the balance of this convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2016, the balance of these convertible notes payable were $100,010.

On September 23, 2016, the Company financed the premium for directors and officers’ insurance.  The Company borrowed $28,098 at 5.54% interest, and the note will be repaid in 10 equal installments of $2,882.  As of December 31, 2016, the balance of the note payable was $19,804.

NOTE 5 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.

During the year ended December 31, 2016, the Company sold 25,844 shares of the Company’s common stock at $1.50 a share, for proceeds of $38,766.

On January 19, 2016, 25,000 shares of common stock were awarded to the CEO recording expense of $37,500.  On March 4, 2016, the Company issued 20,000 of the 25,000 shares of the common stock.  As of December 31, 2016, 5,000 shares are still to be issued by the Company.

On March 4, 2016, the company issued the 20,000 shares of common stock awarded to a board member on October 1, 2015, and recorded the remaining 10,000 shares and $15,000 of expense for the services provided during 2016.

On March 3, 2015, an investor of the Company contributed capital in the amount of $1,000 for the formation of the Company and the issuance of 500,000 shares of Common Stock.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — EQUITY - Continued

On March 31, 2015, the Company issued 600,000 shares of the Common Stock per the terms of the Asset Purchase Agreement for the purchase of the operations of Unlimited Aerial Systems, LLP.

On November 11, 2015, the Company sold 6,700 shares of the Company’s common stock at $1.50 a share, for proceeds of $10,050.

On October 1, 2015, 20,000 shares of common stock were awarded to a board member for services to be rendered over six months.  During the year ended December 31, 2015, $15,000 of expense and 10,000 shares of common stock were recorded to reflect the pro rata portion of the stock earned during 2015.

As of December 31, 2016, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

During 2015, the Company granted a board member 5,000 stock options at $1.50, which vested on the date of grant, and during 2016, the Company granted a board member 20,000 stock options @ $1.50 that vested on the date of grant.

The fair value of option granted during the years ended December 31, 2016 and 2015 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the year ended December 31, 2016 were as follows:

	2016	2015
Dividend yield	0%	0%
Expected life	3.0 yrs.	3.0 yrs.
Expected volatility	110.74%	42.05%
Risk-free interest rate	0.71 – 1.47%	1.31%

A summary of the options activity for the years ended December 31, 2016 and 2015 are as follows:

	For the Years Ended December 31, 2016 and 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	-	-	$—
Granted	5,000	$1.50	3.0 years	—
Outstanding at December 31, 2015	5,000	1.50	3.0 years	—
Granted	20,000	1.50	3.0 years	—
Outstanding at end of year	25,000	1.50	2.43 years	—
Vested at end of year	25,000	1.50	2.43 years	—
Exercisable at end of year	25,000	1.50	2.43 years	—

The Company had 5,000 vested options at the beginning of the period.  At December 31, 2016, the Company had 25,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options as of December 31, 2016 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2016 (for outstanding options), less the applicable exercise price. During 2016, the company recorded $20,020 of non-cash compensation expense related to the vested stock options issued to a Director.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recognized zero revenue in 2016 and net losses for the year ended December 31, 2016 and 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2016 and 2015, the total of all deferred tax assets was $225,231 and $112,759, respectively, and the total of the deferred liabilities was $804 and $804, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $225,231 and $112,759 for the years ended December 31, 2016 and 2015.  The change in the valuation allowance for the year ended December 31, 2016 and 2015 was $112,472 and $112,704, respectively.

The components of income tax expense (benefit) for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015
Deferred tax benefit:
Federal	$101,622	$101,832
State	10,850	10,872
Increase in valuation allowance	(112,472)	(112,704)
Deferred tax benefit	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate for the years ended December 31:

	2016	2015

Computed tax at the expected statutory rate	$(101,640)	$(101,975)
State and local income taxes, net of federal	(10,850)	(10,872)
Other non-deductible expenses	18	143
Change in Valuation allowance	112,472	112,704
Income tax expense/(benefit)	$-	$-

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES - Continued

The temporary differences, and carryforwards gave rise to the following deferred tax assets at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Allowance for obsolete inventory	$4,440	$804
Common stock awarded for services	25,400	5,644
Stock options granted for services	8,376	842
Net operating loss carryforward	187,015	105,469
Total deferred tax assets	225,231	112,759
Valuation allowance	(225,231)	(112,759)
Net deferred tax assets	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

On January 9, 2017, a stockholder of the Company advanced $3,025 to the company for operating purposes.

On January 27, 2017, one institutional investor advanced the Company $50,005, the terms of the instrument have not been agreed upon as of the date of the filing of this Form 10K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2016 at the above-described reasonable assurance level.

During the year ended December 31, 2016, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, was effective.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 28, 2017, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve UAS :

Name	Age	Position(s)	Served in Position Since
Grant A. Begley	64	CEO and Director	2016*
Scott Kahoe	29	Acting Chief Financial Officer	2015
Christopher M. Nelson	46	Director	2015

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

Scott Kahoe, Acting Chief Financial Officer, is a Vice President at GreenBlock Capital based in Palm Beach, FL. From 2005 untill 2015, Mr. Kahoe worked in the Financial Services industry as an investment banker, financial adviser and portfolio manager for some of the largest financial institutions in the United States. Having worked for Goldman Sachs, PNC Bank, and SEI Investments, Mr. Kahoe has experience managing public and private clients from Fortune 500 organizations to individual high-net worth portfolios. Mr. Kahoe is a graduate of Georgetown University in Washington, DC where he obtained his Bachelors of Science degree in Finance, and Syracuse University where he completed his Masters of Business Administration, concentrating on Information and Financial Management.

Christopher M. Nelson, Director, is Managing Director of GreenBlock Capital (“GBC”), a Palm Beach, Florida based boutique merchant bank focused on assisting sub-$200mm private and public companies increase their shareholder value through strategic financings, mergers & acquisitions, and other fundamental catalyst events.

Mr. Nelson also serves as Director and CEO of Q2Power Technologies Inc., a renewable energy company in the waste-heat-to-power sector, which is a GBC portfolio company. Through GBC, Mr. Nelson successfully spun-off the company’s patented technology from its parent company and completed three rounds of funding amounting to over $3.6 million. Q2Power is publicly traded on the OTC under the symbol QPWR.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2016, we believe that as of the filing date of this Annual Report on Form 10-K, each of our current directors, executive officers and 10% stockholders did not timely file his/its Form 3, Form 4 and/or Form 5 disclosures.  Based solely on a review of such filings, as of the filing date of this Annual Report, each of such filings has been made, with the exception of the Form 3 of Mr. Swan.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

A compensation committed has not been established by the company as executives are not currently being compensated in any material amount.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2016, and the other persons who served as executive officers during fiscal 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

SUMMARY COMPENSATION TABLE – FISCAL 2016

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley – CEO	2016	0	0	37,500	0	0	0	10,000	47,500
	2015	0	0	0	0	0	0	0	0
Scott Kahoe – Acting CFO	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Restricted Stock Awards

There were no shares of restricted stock awarded during fiscal 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Grant A. Begley	25,000	25,000	0	1.50	12/31/2019	0	0	0	0

Grants of Plan-Based Awards for 2016

There were no plan-based equity awards made to our executive officers during fiscal 2016.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2016 option exercises and restricted stock that vested during fiscal 2016 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2016

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Grant A. Begley	-	-	25,000	37,500

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2016, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2016, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2016, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2016, we did not pay our non-employee directors a cash retainer. In 2017, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board.

The following table sets forth the compensation we paid our non-employee directors in 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

DIRECTOR COMPENSATION TABLE – FISCAL 2016

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant Begley	-	0	20,020	0	0	0	20,020

As of December 31, 2016, there were 25,000 stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2017 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 28, 2017 there were 1,172,544 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
GreenBlock Capital(1)(3)	436,200	37.2%
Chad Swan	500,000	42.6%
David Sweeney	100,000	8.5%

Executive Officers:
Grant Begley	45,000	3.8%

All directors and executive officers as a group	1,081,200	92.2%
(1)	The beneficial owner for GreenBlock Capital is Christopher Spencer.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 28, 2017, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 28, 2017.

(3)

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital LLC, an affiliated party and greater than 10% stockholder. Scott Kahoe, our acting CFO, is also a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Kahoe have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock Capital.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital, an affiliated party and greater than 10% stockholder. Scott Kahoe, our acting CFO, is also a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Kahoe have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock Capital.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

 None; not applicable.

Director independence.

The Board of Directors has determined that we have no independent directors.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to UAS by its principal auditor during the calendar years ended December 31, 2016 and 2015:

Fee category	2016	2015
Audit Fees (1)	$25,744	$13,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$25,744	$13,500

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of UAS Drone Corp. as of December 31, 2016 and 2015

Consolidated Statements of Operations of UAS Drone Corp. for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders' Equity of UAS Drone Corp. for the year ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows of UAS Drone Corp. for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(b)  Exhibits.

Exhibit

Number               Description

14

Code of Ethics *

31.1

302 Certification of Grant A Begley

31.2

302 Certification of Scott Kahoe

32

906 Certification

*

Pursuant to Rule 12b-32 of the SEC, this exhibit is incorporated herein by reference to our Registration Statement on

Form S-1, filed with the SEC on August 25, 2015.

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	3/28/17	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/28/17	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Date:	3/28/17	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer