Form 10-Q
period 2017-03-31
UAS Drone Corp.
filed 2017-05-12
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of ‘‘large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 10, 2017, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31, 2017	As of December 31, 2016
CURRENT ASSETS:	(Unaudited)
Cash	$ 7,398	$ -
Inventories, net	9,852	9,852
Prepaid expense	27,500	26,250
Total current assets	44,750	36,102

Total assets	$ 44,750	$ 36,102

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$ -	$ 13
Accounts payable	21,722	15,212
Accrued expenses	59,823	51,123
Note payable	11,395	19,804
Note payable related party, net	18,000	26,107
Convertible notes payable	400,010	400,010
Total current liabilities	510,950	512,269

Convertible note payable	50,005	-
Total liabilities	560,955	512,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at March 31, 2017, and December 31, 2016	117	117
Additional paid-in capital	127,828	122,964
Accumulated deficit	(644,150)	(599,248)
Total stockholders' deficit	(516,205)	(476,167)
Total liabilities and stockholders' deficit	$ 44,750	$ 36,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

OPERATING EXPENSES:

General and administrative	$9,854	$14,760
Professional fees	25,482	114,688
Total Operating Expenses	35,336	129,448
LOSS FROM OPERATIONS	(35,336)	(129,448)

OTHER EXPENSE:

Interest expense	(9,566)	(6,225)
Total Other Expense	(9,566)	(6,225)
LOSS BEFORE INCOME TAXES	(44,902)	(135,673)

INCOME TAXES	-	-
NET LOSS	$(44,902)	$(135,673)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.12)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,129,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash Flows from Operating Activities
Net loss	$(44,902)	$(135,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	4,864	2,326
Award of common stock for board services	-	52,500
Imputed interest expense	342	-
Change in assets and liabilities:
Accounts receivable	-	(1,013)
Prepaid expenses	(1,250)	8,750
Accounts payable	6,510	25,754
Accrued expense	8,700	4,500
Net Cash Used in Operating Activities	(25,736)	(42,856)

Cash Flows from Financing Activities:
Overdraft on bank account	(13)
Payments on insurance financing	(8,409)	(8,410)
Proceeds from convertible note payable, stockholder	50,005	-
Proceeds from sale of common stock	-	38,766
Advances from stockholder	6,551	-
Re-payment of advances from stockholder	(15,000)	-
Net Cash Provided by Financing Activities	33,134	30,356

Net Increase (Decrease) in Cash	7,398	(12,500)
Cash at Beginning of Period	-	14,075
Cash at End of Period	$7,398	1,575

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$524	$225
Income taxes	$-	$-

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes for the period ended December 31, 2016, as filed with the SEC on March 28, 2017.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2017, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	March 31, 2017	December 31, 2016
Raw materials	$4,320	$4,320
Finished goods	15,193	15,193
Allowance for obsolescence	(9,661)	(9,661)
Total inventory	$9,852	$9,852

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, notes payable and the current portion of convertible notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The Company is in the business of selling unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  On October 21, 2015, the Company entered into two agreements with a distributor who will provide both manufacturing and distribution services for its products to the law enforcement sector in the United States.  The manufacturing agreement has a five-year term with successive three-year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training, and risk mitigation, among other material terms.  Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the distributor at the prices paid to UAS.  During 2017, the Company has not sold any products to this distributor.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of March 31, 2017 1,156,825 shares underlying the convertible debt and 30,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2016 and for the three months ended March 31, 2017, and a working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2016, a stockholder of the Company loaned $37,182 to the company maturing October 1, 2017 and zero percent interest.  During 2016, the Company recorded a discount of $1,312 on the loan, which was classified as Additional Paid in Capital. The company recorded interest expense of $342 during the first quarter of 2017. The balance due to the shareholder is carried at $18,000, net of discount of $733, as of March 31, 2017.

During January 2017, a stockholder of the Company advanced $6,551 to the Company, and the advance was repaid on February 7, 2017.

NOTE 5 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of March 31, 2017, the balance of the convertible note payable was $300,000.

On April 1, 2016, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2017, the balance of these convertible notes payable were $100,010.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2017, the balance of this convertible note payable was $50,005.

On September 23, 2016, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $28,098 at 5.54% interest, and the note will be repaid in 10 equal installments of $2,882.  As of March 31, 2017, the balance of the note payable was $11,395.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of March 31, 2017, 1,172,544 shares were issued and outstanding.

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

As of March 31, 2017, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

The fair value of option grants during the three months ended March 31, 2017 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2017 were as follows:

2017
Dividend yield	0%
Expected life	3.0 yrs.
Expected volatility	105.75
Risk-free interest rate	1.50%

A summary of the status of options granted at March 31, 2017, and changes during the period then ended are as follows:

	As of March 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	25,000	$1.50	2.2 years	$—
Granted	5,000	1.50	3.0 years	—
Outstanding at end of period	30,000	1.50	2.3 years	—
Exercisable at end of period	30,000	1.50	2.3 years	—

The Company had 25,000 vested options at the beginning of the period.  At March 31, 2017, the Company had 30,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options exercised during the three months ended March 31, 2017 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2017 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2017 the company recorded $4,864 of non-cash compensation expense related to the vested stock options issued to a Director.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — SUBSEQUENT EVENTS

On April 1, 2017, the two Convertible Notes, issued on April 1, 2015 and April 1, 2016, totaling $400,010, matured. As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages and other amounts, became due and payable at the election of the holder.  The holder has not made such an election.

On May 2, 2017, a stockholder of the Company advanced $13,000 to the company for operating purposes.

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

Results of Operations

Three Months Ended March 31, 2017 versus March 31, 2016.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not sell any drones.

During the three months ended March 31, 2017, the Company incurred $35,336 of expenses compared to $129,448 for the three months ended March 31, 2016.  The expenses for 2017 were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $44,902 for the three months ended March 31, 2017, versus $135,673 for the same period in 2016.

Liquidity and Capital Resources.

Cash on hand was $7,398 at March 31, 2017.  Cash used by operations for the three months ended March 31, 2017, was $25,736 versus $42,856 for the same period in 2016.  The cash used was for legal and accounting fees, board fees and consulting fees.

The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

During January 2017, a Shareholder loaned $6,551 to the Company for operating purposes. The loan was repaid during February 2017.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.

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

As of March 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended March 31, 2017, the Company did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2017, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Scott Kahoe

32

906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	5/12/17	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	5/12/17	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer