Form 10-Q
period 2017-09-30
UAS Drone Corp.
filed 2017-11-14
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of September 30, 2017	As of December 31, 2016
CURRENT ASSETS:	(Unaudited)
Cash	$ 460	$ -
Inventories, net	5,111	9,852
Prepaid expense	12,000	26,250
Total current assets	17,571	36,102

Total assets	$ 17,571	$ 36,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$ -	$ 13
Accounts payable	20,670	15,212
Accrued expenses	77,824	51,123
Note payable	-	19,804
Note payable related party, net	44,906	26,107
Convertible notes payable	450,015	400,010
Total current liabilities	593,415	512,269

Total liabilities	593,415	512,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at September 30, 2017, and December 31, 2016	117	117
Additional paid-in capital	137,102	122,964
Accumulated deficit	(713,063)	(599,248)
Total stockholders' deficit	(575,844)	(476,167)
Total liabilities and stockholders' deficit	$ 17,571	$ 36,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2017	2016	2017	2016

Net revenue	$-	$-	$5,000	$-

Cost of sales	-	-	4,741	-
Gross profit	-	-	259	-

OPERATING EXPENSES

General and administrative	11,843	9,668	33,360	34,925
Professional fees	15,571	20,496	52,331	180,357
Total operating expenses	27,414	30,164	85,691	215,282
LOSS FROM OPERATIONS	(27,414)	(30,164)	(85,432)	(215,282)

OTHER EXPENSE:

Interest expense	(9,356)	(8,014)	(28,382)	(22,174)

Total other expense	(9,356)	(8,014)	(28,382)	(22,174)
LOSS BEFORE INCOME TAXES	(36,770)	(38,178)	(113,814)	(237,456)

INCOME TAXES	-	-	-	-
NET LOSS	$(36,770)	$(38,178)	$(113,814)	$(237,456)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.10)	$(0.21)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,171,869	1,172,544	1,157,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30, 2017	Nine Months Ended Sept. 30, 2016

Cash Flows from Operating Activities
Net loss	$(113,814)	$(237,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	14,138	6,992
Award of common stock for board services	-	52,500
Imputed interest expense	1,025	-
Change in assets and liabilities:
Prepaid expenses	14,250	18,569
Inventory	4,741	-
Accounts payable	5,458	4,688
Accrued expense	26,700	20,323
Net Cash Used in Operating Activities	(47,502)	(134,384)

Cash Flows from Financing Activities:
Overdraft on bank account	(13)	-
Payments on insurance financing	(19,803)	(19,798)
Proceeds from convertible note payable	50,005	100,010
Proceeds from sale of common stock	-	38,766
Advances from stockholder	32,773	2,000
Re-payment of advances from stockholder	(15,000)	-
Net Cash Provided by Financing Activities	47,962	120,978

Net Increase (Decrease) in Cash	460	(13,406)
Cash at Beginning of Period	-	14,075
Cash at End of Period	$460	$669

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$655	$351
Income taxes	$-	$-

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2017, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	September 30, 2017	December 31, 2016
Raw materials	$4,320	$4,320
Finished goods	10,452	15,193
Allowance for obsolescence	(9,661)	(9,661)
Total inventory	$5,111	$9,852

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of September 30, 2017 1,176,945 shares underlying the convertible debt and 40,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2016 and for the nine months ended September 30, 2017, and a working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2016, a stockholder of the Company loaned $37,182 to the Company maturing October 1, 2017 at zero percent interest.  During 2016, the Company recorded a discount of $1,312 on the loan, which was classified as Additional Paid in Capital. The Company recorded interest expense of $1,025 during the first nine months of 2017. The balance due to the shareholder is carried at $44,906, net of discount of $49, as of September 30, 2017.

During January 2017, a stockholder of the Company advanced $6,551 to the Company, and the advance was repaid on February 7, 2017, and during the second quarter the stockholder advanced $15,737 to the Company. During the third quarter of 2017, a stockholder advanced $10,485 to the Company.

NOTE 5 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of September 30, 2017, the balance of the convertible note payable was $300,000.  The maturity date of the note was extended to April 1, 2018.

On April 1, 2016, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of September 30, 2017, the balance of this convertible note payable was $100,010. The maturity date of the note was extended to April 1, 2018.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of September 30, 2017, the balance of this convertible note payable was $50,005.

On September 23, 2016, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $28,098 at 5.54% interest, and the note will be repaid in 10 equal installments of $2,882.  As of September 30, 2017, the balance of the note payable was zero.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of September 30, 2017, 1,172,544 shares were issued and outstanding.

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

As of September 30, 2017, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

The fair value of option grants during the nine months ended September 30, 2017 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2017 were as follows:

2017
Dividend yield	0%
Expected life	3.0 yrs.
Expected volatility	96.95 – 105.75
Risk-free interest rate	1.50 – 1.62%

A summary of the status of options granted at September 30, 2017, and changes during the period then ended are as follows:

	As of September 30, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	25,000	$1.50	2.2 years	$—
Granted	15,000	1.50	3.0 years	—
Outstanding at end of period	40,000	1.50	2.1 years	—
Exercisable at end of period	40,000	1.50	2.1 years	—

The Company had 25,000 vested options at the beginning of the period.  At September 30, 2017, the Company had 40,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2017 (for outstanding options), less the applicable exercise price.

During the nine months ended September 30, 2017 the Company recorded $14,138 of non-cash compensation expense related to the vested stock options issued to a Director.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — CONCENTRATION

For the nine months ended September 30, 2017, one customer accounted for 100% of the revenue generated by the Company.

NOTE 9 - SUBSEQUENT EVENTS

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals, (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations, and (3) seeking sales of additional Quadrotors to this company or its clients.  This program has been successful in identifying aspects that we intend on improving in the next generation, including the latest infrared sensors, and creating interest for the sale of our product.  During the nine months ended September 30, 2017, we sold two Quadrotors to this company, and are currently in discussions to have them manufacture the next generation of our Quadrotor for sale through their training and sales personnel.  If we are able to formalize an on-going agreement, we believe this group will provide an additional manufacturing and sales arm for UAS, for which we may receive sales revenue and/or license fees for our technology.

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

Results of Operations

Nine Months Ended September 30, 2017 versus September 30, 2016.

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

During the nine months ended September 30, 2017, the Company recorded revenue of $5,000 for the sale of drones and for the nine months ended September 30, 2016, the Company did not sell any drones. For the nine months ended September 30, 2017, one customer accounted for 100% of the revenue generated by the Company

During the nine months ended September 30, 2017, the Company incurred $85,691 of expenses compared to $215,282 for the nine months ended September 30, 2016.  The expenses for 2017 were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $113,814 for the nine months ended September 30, 2017, versus $237,456 for the same period in 2016.

Three Months Ended September 30, 2017 versus September 30, 2016.

During the three months ended September 30, 2017 and 2016, the Company did not sell any drones.

During the three months ended September 30, 2017, the Company incurred $27,414 of expenses compared to $30,164 for the three months ended September 30, 2016.  The expenses were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $36,770 for the three months ended September 30, 2017, versus $38,178 for the same period in 2016.

Liquidity and Capital Resources.

Cash on hand was $460 at September 30, 2017.  Cash used by operations for the nine months ended September 30, 2017, was $47,502 versus $134,384 for the same period in 2016.  The cash used was for legal and accounting fees, board fees and consulting fees.

The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

During January 2017, a Shareholder loaned $6,551 to the Company for operating purposes. The loan was repaid during February 2017, and during the second quarter a stockholder advanced $15,737 to the Company, and during the third quarter a stockholder advanced $10,485 to the Company.

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

As of September 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended September 30, 2017, the Company did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2017, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Scott Kahoe

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	11/14/17	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	11/14/17	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer