Form 10-K
period 2017-12-31
UAS Drone Corp.
filed 2018-03-29
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A*.

* There was no public market for the registrant’s common stock on June 30, 2017.

As of March 28, 2018, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15 of this Annual Report.

PART I

Item 1.  Business.

OVERVIEW

UAS Drone Corp., a Nevada corporation (the “Company”, “UAS”, “we”, “us”, or similar terms), headquartered in Palm Beach, Florida, was founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”).   We completed an Asset Purchase Agreement on March 31, 2015, purchasing all the assets and certain liabilities of UAS LLP in exchange for 600,000 shares of our common stock and our assumption of certain liabilities of UAS LLP.  Our mailing address is 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480, and our telephone number is 561-693-1424.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals, (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations, and (3) seeking sales of additional Quadrotors to this company or its clients.  This program has been successful in identifying aspects that we intend on improving in the next generation, including the latest infrared sensors, and creating interest for the sale of our product.  During 2017, we sold two

Quadrotors to this company, and are in discussions to have them manufacture the next generation of our Quadrotor for sale through their training and sales personnel.  If we are able to formalize an on-going agreement, we believe this group will provide an additional manufacturing and sales arm for UAS, for which we may receive sales revenue and/or license fees for our technology.

On October 21, 2015, we entered into two agreements with Havis Inc.(Havis), of Warminster, Pennsylvania, to provide manufacturing and distribution services for our products. Havis is an 80-year-old privately held, ISO 9001:2008 certified company that manufactures in-vehicle mobile computer and workflow solutions for public safety, public works government agencies and mobile professionals.  Havis products are distributed through a nationwide network of resellers and sales representatives in the United States.  We entered into this agreement in anticipation of the Federal Aviation Administration(FAA) commercial UAV regulations being released at some point in 2016.

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

Management is also pursuing other technologies, products and business lines with could supplement or expand its drone business and distribution channels in law enforcement.  Such new lines or businesses may be outside the drone sector if management believes that the opportunity would benefit the Company’s shareholders.

Research and Development

None.

Necessary Material

None.

Licenses

None.

Patents Pending

None.

Environmental Compliance

None.

Governmental Regulations

None.

Employees

UAS has no full-time employees and two part-time employees.

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

Item 1A.  Risk Factors.

Risks Relating to Our Business

We have an extremely limited operating history – We are currently in the early stages of our business and earned zero revenue during 2016 and $5,000 during 2017.  There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a product leading to a profitable company.

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

Our financial statements contain an “auditor’s ‘going concern’ opinion” – The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2017 and 2016 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have incurred significant operating losses, earned $5,000 of revenue during 2017, and have had negative cash flows from operations since inception, and at December 31, 2017, had an accumulated deficit of $748,304.

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

For manufacturing and distribution, we are reliant primarily on one company, and if that company fails to perform, our results could suffer – We have two agreements with one company to manufacture and distribute our drone products.  If they fail to perform to the standards expected, our results of operations may suffer materially.  If they terminate the agreements with us, we could have difficulties in finding other manufacturers and/or distributors that can perform these functions, and our results could suffer. Our agreements with this company are on hold while we continue to refine our technology, and therefore, this company is not currently providing material benefits to us.

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

Our future success depends on our ability to attract, retain, and motivate highly skilled technical, marketing, management, accounting, and administrative personnel -   We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition, and results of operations. We are currently understaffed to fully implement our business plan, including performing R&D and sales functions.

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

If the Company sells inventory to Havis, it may incur losses if the inventory is not sold by Havis in a timely fashion.  – The Distribution Agreement with Havis includes right of return language that requires the Company to repurchase any unsold inventory held by Havis, upon termination or expiration of the agreement. We have not yet sold any products to or through this party.

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

Any substantial sale of stock by existing shareholders could depress the market value of the stock of UAS, thereby devaluing the market price and causing investors to risk losing all or part of their investment - Stockholders, including our directors and officers hold a large number of UAS’s outstanding shares.  We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for UAS to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 28, 2018, 1,172,544 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTC BB on that date was $0.00 per share.  We have approximately 40 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  We cannot guarantee that market for our common stock will ever develop or be maintained.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.

Equity Compensation Plan Information

The following information is provided as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$ 0.00	-

Equity compensation plans not approved by stockholders	45,000	$ 1.50	-

Total	45,000	$ 1.50	-

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2017 that have not already been reported in our Registration Statement on Form S-1 or a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals, (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations, and (3) seeking sales of additional Quadrotors to this company or its clients.  This program has been successful in identifying aspects that we intend on improving in the next generation, including the latest infrared sensors, and creating interest for the sale of our product.  During 2017, we sold two Quadrotors to this company, and are in discussions to have them manufacture the next generation of our Quadrotor for sale through their training and sales personnel.  If we are able to formalize an on-going agreement, we believe this group will provide an additional manufacturing and sales arm for UAS, for which we may receive sales revenue and/or license fees for our technology.  There is no guaranty that this will occur especially in light of our understaffing in our research and development activities.

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

Our agreements with Havis are currently on hold as we work with the flight training company to advance the product and gain important operational experience with clients that represent the ultimate end users of these drones – law enforcement professionals and first responders. The feedback we receive is expected to go into future generation Quadrotor products, which may then be sold through the Havis network.   Our research and development activities are materially limited by lack of personnel.

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

Going Concern

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (August 22, 2014) to December 31, 2017, of $748,304 and $5,000 of revenue during 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Results of Operations.

Year Ended December 31, 2017 Compared to Period Ended December 31, 2016

During the year ended December 31, 2017, the Company generated $5,000 of revenue from the sale of drones. For the year ended December 31, 2016, the Company did not sell any drones.

During the year ended December 31, 2017, the Company incurred $109,853 of expenses compared to $268,268 for the year ended December 31, 2016.  The expenses for 2017 and 2016 were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $149,056 in 2017 versus $299,174 in 2016.

Liquidity and Capital Resources.

December 31, 2017 compared to December 31, 2016

The Company has $343 cash on hand at December 31, 2017 versus zero at December 31, 2016.  Cash used by operations for the year ended December 31, 2017 was $82,657 versus $180,052 for the year ended December 31, 2016.  The cash used was for legal and accounting fees, office supplies and consulting fees.

Cash on hand at December 31, 2017 is not sufficient to sustain operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

On September 23, 2017, the Company financed $28,098 of the premium for its directors’ and officers’ insurance.  The loan bears interest at the rate of 5.54% per annum, payable in 10 equal installments of $2,882.

During January and February 2018, a Shareholder advanced $10,787 to the Company for operating purposes.

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

UAS Drone Corp.

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants    Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

 Stockholders of UAS Drone Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UAS Drone Corp. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of UAS Drone Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 7 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, FL

March 29, 2018

UAS DRONE CORP.

 CONSOLIDATED BALANCE SHEETS

ASSETS
	As of	As of
	December 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$ 343	$ -
Inventories, net	5,111	9,852
Prepaid expense	28,824	26,250
Total current assets	34,278	36,102

Total assets	$ 34,278	$ 36,102

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$ -	$ 13
Accounts payable	22,586	15,212
Accrued expenses	86,824	51,123
Note payable	19,804	19,804
Note payable related party, net	60,190	26,107
Convertible notes payable	450,015	400,010
Total current liabilities	639,419	512,269

Total liabilities	639,419	512,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at December 31, 2017 and 2016	117	117
Additional paid-in capital	143,046	122,964
Accumulated deficit	(748,304)	(599,248)
Total stockholders' deficit	(605,141)	(476,167)
Total liabilities and stockholders' deficit	$ 34,278	$ 36,102

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenue	$5,000	$-

Cost of Revenue
Cost of sales	4,741	-
Total cost of revenue	4,741	-

Gross profit	259	-

OPERATING EXPENSES:

General and administrative	45,082	44,840
Impairment of inventory	-	11,376
Research and development	-	4,740
Professional fees	64,771	207,312
Total operating expenses	109,853	268,268
LOSS FROM OPERATIONS	(109,594)	(268,268)

OTHER EXPENSE:

Interest expense	(39,462)	(30,906)
Total other expense	(39,462)	(30,906)
LOSS BEFORE INCOME TAXES	(149,056)	(299,174)

INCOME TAXES	-	-
NET LOSS	$(149,056)	$(299,174)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.26)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,161,427

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	1,116,700	$112	$10,371	$(300,074)	$(289,591)

Sale of common stock	25,844	2	38,764	-	38,766

Grant of stock options for board services	-	-	20,020	-	20,020

Issuance of common stock for board services	30,000	3	52,497	-	52,500

Discount on loan from stockholder	-	-	1,312	-	1,312

Net loss	-	-	-	(299,174)	(299,174)

Balance at December 31, 2016	1,172,544	117	122,964	(599,248)	(476,167)

Grant of stock options for board services	-	-	18,402	-	18,402

Discount on loan from stockholder	-	-	1,680	-	1,680

Net loss	-	-	-	(149,056)	(149,056)

Balance at December 31, 2017	1,172,544	$117	$143,046	$(748,304)	$(605,141)

See accompanying notes to consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash Flows from Operating Activities:
Net loss	$(149,056)	$(299,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	18,402	20,020
Award of common stock for board services	-	52,500
Allowance for obsolete inventory	-	7,524
Lower of cost or market inventory	-	3,852
Imputed interest expense	2,754	237
Change in assets and liabilities:
Prepaid expenses and insurance finance, net	(2,573)	(680)
Inventory	4,741	4,740
Accounts payable	7,374	2,606
Accrued expense	35,701	28,323
Net Cash Used in Operating Activities	(82,657)	(180,052)

Cash Flows from Financing Activities:
Overdraft on bank account	(13)	13
Advances from stockholder	48,008	37,182
Re-payment of advances from stockholder	(15,000)	(10,000)
Proceeds from convertible note payable	50,005	100,010
Net Cash Provided by Financing Activities	83,000	127,211

Net Increase (decrease) in Cash	343	(14,075)
Cash at Beginning of Year	-	14,075
Cash at End of Year	$343	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$1,006	$846
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of note payable for prepaid insurance	$28,098	$28,098

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

The Company is engaged in the production and sale of Unmanned Aerial Systems, commonly referred to as drones. The Company’s principal operations will include the production and sale of drones. The Company will work with law enforcement agencies and tailor its products to the specific needs of the law enforcement community and has entered into two agreements with Havis for the manufacturing and distribution of the Company’s products. The Company also has an arrangement with a drone flight training group, under which management is gaining key operational and performance data to improve the product and make it more appealing to our core customer demographic.   The Company expects to generate revenues and related cash flows from the sale of its drones through these arrangements as well as other channels.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2017, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consists of the Company’s finished goods and is stated at the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow-moving items.  Inventory consists of the following:

	2017	2016
Raw materials	$4,320	$4,320
Finished goods	10,452	15,193
Allowance for obsolescence	(9,661)	(9,661)
Total inventory	$5,111	$9,852

During the year ended December 31, 2017 and 2016, the Company recorded impairment charges of $0 and $7,524, respectively.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company is in the business of selling unmanned aerial systems (“Drones”).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  On October 21, 2015, the Company entered into two agreements with a distributor who will provide both manufacturing and distribution services for its products to the law enforcement sector in the United States.  The manufacturing agreement has a five-year term with successive three-year renewal terms, and provides a framework for development of marketing materials, warranty and service programs, training, and risk mitigation, among other material terms.  Upon termination of the agreement, the Company shall repurchase any or all merchantable inventory of the Quadrotor drones on hand with the distributor at the prices paid to UAS.  During the years ended December 31, 2017 and 2016, the Company did not sell any products to this distributor.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, convertible debt and notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the year ended December 31, 2017, the Company has 1,217,181 shares underlying the convertible debt, and 45,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. For the year ended December 31, 2016, the Company has 1,106,703 shares underlying the convertible debt, and 25,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

Research and Development

The Company expenses research and development costs as incurred. Research and Development costs totaled $0 and $4,740 for the years ended December 31, 2017 and 2016, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2017, a stockholder of the Company loaned $48,008 to the company without a set maturity date and zero percent interest.  The Company recorded a discount of $1,680 on the loan, which was classified as Additional Paid in Capital, and recorded interest expense of $1,680 during 2017. The balance due to the shareholder is $60,190 as of December 31, 2017.

During 2016, a stockholder of the Company loaned $37,182 to the company without a set maturity date and zero percent interest.  The Company recorded a discount of $1,312 on the loan, which was classified as Additional Paid in Capital, and recorded interest expense of $237 during 2016. The balance due to the shareholder is $26,107 as of December 31, 2016.

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2017 and 2016, the balance of this convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2017 and 2016, the balance of these convertible notes payable were $100,010.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE - Continued

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2017, the balance of this convertible note payable was $50,005.

On September 23, 2017, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $28,098 at 5.54% interest, and the note will be repaid in 10 equal installments of $2,882.  As of December 31, 2017, the balance of the note payable was $19,804.

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

On March 4, 2016, the company issued the 10,000 shares of common stock awarded to a board member recording and $15,000 of expense for the services provided.

As of December 31, 2016, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors. These amounts remain unpaid as of December 31, 2017 and are included in accrued expenses on the accompanying consolidated balance sheet.

Stock Options

During 2017, the Company granted a board member 20,000 stock options at $1.50, which vested on the date of grant, and during 2016, the Company granted a board member 20,000 stock options @ $1.50 that vested on the date of grant.

The fair value of option granted during the years ended December 31, 2017 and 2016 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the year ended December 31, 2017 and 2016 were as follows:

	2017	2016
Dividend yield	0%	0%
Expected life	3.0 yrs.	3.0 yrs.
Expected volatility	105.75%	110.74%
Risk-free interest rate	1.50 – 1.62%	0.71 – 1.47%

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — EQUITY – Continued

A summary of the options activity for the years ended December 31, 2017 and 2016 are as follows:

	For the Years Ended December 31, 2017 and 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	5,000	$1.50	3.0 years	$—
Granted	20,000	$1.50	3.0 years	—
Outstanding at December 31, 2016	25,000	$1.50	2.43 years	—
Granted	20,000	$1.50	3.0 years	—
Outstanding at end of year	45,000	$1.50	1.96 years	—
Outstanding at end of year	45,000	$1.50	1.96 years	—
Exercisable at end of year	45,000	$1.50	1.96 years	—

The total intrinsic value of options as of December 31, 2017 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2017 (for outstanding options), less the applicable exercise price. During 2017 and 2016, the company recorded $18,402 and $20,020, respectively of non-cash compensation expense related to the vested stock options issued to a Director.

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

NOTE 7 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recognized $5,000 of revenue in 2017 and net losses for the year ended December 31, 2017 and 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2017 and 2016, the total of all deferred tax assets was $113,726 and $225,231, respectively, and the total of the deferred liabilities was $542 and $4,440, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $113,726 and $225,231 for the years ended December 31, 2017 and 2016.  The change in the valuation allowance for the year ended December 31, 2017 and 2016 was $112,759 and $112,472, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $55,124 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The components of income tax expense (benefit) for the years ended December 31, 2017 and 2016 consist of the following:

	2017	2016
Deferred tax benefit:
Federal	$(5,005)	$101,622
State	4039	10,850
Increase in valuation allowance	966	(112,472)
Deferred tax benefit	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate for the years ended December 31:

	2017	2016

Computed tax at the expected statutory rate	$(5,005)	$(101,640)
State and local income taxes, net of federal	4,039	(10,850)
Revaluation of deferred tax assets for change in Federal Tax Rate	(55,124)	-
Other non-deductible expenses	-	18
Change in Valuation allowance	(54,158)	112,472
Income tax expense/(benefit)	$-	$-

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES - Continued

The temporary differences, and carryforwards gave rise to the following deferred tax assets at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Allowance for obsolete inventory	$542	$4,440
Common stock awarded for services	3,802	25,400
Stock options granted for services	5,231	8,376
Net operating loss carryforward	104,151	187,015
Total deferred tax assets	113,726	225,231
Valuation allowance	(113,726)	(225,231)
Net deferred tax assets	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

During January and February of 2018, a stockholder of the Company advanced $10,787 to the Company for operating purposes.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2017 at the above-described reasonable assurance level.

During the year ended December 31, 2017, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, was effective.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 28, 2017, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve UAS :

Name	Age	Position(s)	Served in Position Since
Grant A. Begley	65	CEO and Director	2016*
Scott Kahoe	31	Acting Chief Financial Officer	2015
Christopher M. Nelson	48	Director	2015

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

Scott Kahoe, Acting Chief Financial Officer, was previously a Vice President at GreenBlock Capital based in Palm Beach, FL. From 2005 until 2015, Mr. Kahoe worked in the Financial Services industry as an investment banker, financial adviser and portfolio manager for some of the largest financial institutions in the United States. Having worked for Goldman Sachs, PNC Bank, and SEI Investments, Mr. Kahoe has experience managing public and private clients from Fortune 500 organizations to individual high-net worth portfolios. Mr. Kahoe is a graduate of Georgetown University in Washington, DC where he obtained his Bachelor of Science degree in Finance, and Syracuse University where he completed his Masters of Business Administration, concentrating on Information and Financial Management.

Christopher M. Nelson, Director, is Managing Director of GreenBlock Capital (“GBC”), a Palm Beach, Florida based boutique merchant bank focused on assisting sub-$200mm private and public companies increase their shareholder value through strategic financings, mergers & acquisitions, and other fundamental catalyst events.

Mr. Nelson also serves as Director and President of Q2Earth Inc., a company pursuing acquisitions in the compost and soil manufacturing sector, which is a GBC portfolio company. Through GBC, Mr. Nelson successfully spun-off the company’s patented technology from its parent company in 2014 and completed four rounds of funding amounting to over $6 million to date. Q2Earth is publicly traded on the OTC under the symbol QPWR.

Mr. Nelson has practiced law in Florida for over 22 years and has served in a general corporate counsel role for many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 2000 and 2010 as a solo practitioner, Mr. Nelson raised over $20 million for his clients, directly closed over 15 acquisitions, and worked side-by-side with the executive management of these and other company/clients in forming and executing their business plans and growth strategies.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2017, we believe that as of the filing date of this Annual Report on Form 10-K, each of our current directors, executive officers and 10% stockholders did not timely file his/its Form 3, Form 4 and/or Form 5 disclosures.  Based solely on a review of such filings, as of the filing date of this Annual Report, each of such filings has been made, with the exception of the Form 3 of Mr. Swan.

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

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2017, and the other persons who served as executive officers during fiscal 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

SUMMARY COMPENSATION TABLE – FISCAL 2017

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley – CEO	2017	0	0	0	30,000	0	0	0	30,000
	2016	0	0	37,500	0	0	0	10,000	47,500
	2015	0	0	0	0	0	0	0	0
Scott Kahoe – Acting CFO	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Restricted Stock Awards

There were no shares of restricted stock awarded during fiscal 2017.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Grant A. Begley	5,000	5,000	0	1.50	12/31/2020	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	9/30/2020	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	6/30/2020	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	3/31/2020	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	12/31/2019	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	9/30/2019	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	6/30/2019	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	12/31/2018	0	0	0	0
Grant A. Begley	5,000	5,000	0	1.50	11/30/2018	0	0	0	0

Grants of Plan-Based Awards for 2017

There were no plan-based equity awards made to our executive officers during fiscal 2017.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2017 option exercises and restricted stock that vested during fiscal 2017 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2017

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Grant A. Begley	-	-	20,000	30,000

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2017, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2017, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2017, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2017, we did not pay our non-employee directors a cash retainer. In 2018, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board.

The following table sets forth the compensation we paid our non-employee directors in 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

DIRECTOR COMPENSATION TABLE – FISCAL 2017

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant Begley	-	0	30,000	0	0	0	30,000

As of December 31, 2017, there were 45,000 stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2018 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 28, 2018 there were 1,172,544 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
GreenBlock Capital(1)(3)	436,200	37.2%
Chad Swan	500,000	42.6%
David Sweeney	100,000	8.5%
Grant Begley	65,000	5.5%

Executive Officers:

All directors and executive officers as a group	1,101,200	94.0%
(1)	The beneficial owner for GreenBlock Capital is Christopher Spencer.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 28, 2018, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 28, 2018.

(3)

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital LLC, an affiliated party and greater than 10% stockholder. Scott Kahoe, our acting CFO, was previously a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Kahoe have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock Capital.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital, an affiliated party and greater than 10% stockholder. Scott Kahoe, our acting CFO, was previously a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Kahoe have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock Capital.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

 None; not applicable.

Director independence.

The Board of Directors has determined that we have no independent directors.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to UAS by its principal auditor during the calendar years ended December 31, 2017 and 2016:

Fee category	2017	2016
Audit Fees (1)	$25,744	$25,744
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$25,744	$25,744

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of UAS Drone Corp. as of December 31, 2017 and 2016

Consolidated Statements of Operations of UAS Drone Corp. for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders' Equity of UAS Drone Corp. for the year ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows of UAS Drone Corp. for the years ended December 31, 2017 and 2016

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

UAS DRONE CORP.

Date:	3/29/18	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/29/18	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Date:	3/29/18	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer