Form 10-Q
period 2018-03-31
UAS Drone Corp.
filed 2018-05-15
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31, 2018	As of December 31, 2017
CURRENT ASSETS:	(Unaudited)	(Unaudited)
Cash	$ 725	$ 343
Inventories, net	5,111	5,111
Prepaid expense	17,549	28,824
Total current assets	23,385	34,278

Total assets	$ 23,385	$ 34,278

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 29,373	$ 22,586
Accrued expenses	95,824	86,824
Note payable	11,395	19,804
Note payable related party, net	80,105	60,190
Convertible notes payable	450,015	450,015
Total current liabilities	666,712	639,419

Total liabilities	666,712	639,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at March 31, 2018, and December 31, 2017	117	117
Additional paid-in capital	143,046	143,046
Accumulated deficit	(786,490)	(748,304)
Total stockholders' deficit	(643,327)	(605,141)
Total liabilities and stockholders' deficit	$ 23,385	$ 34,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

OPERATING EXPENSES:

General and administrative	$12,160	$9,854
Professional fees	16,790	25,482
Total Operating Expenses	28,950	35,336
LOSS FROM OPERATIONS	(28,950)	(35,336)

OTHER EXPENSE:

Interest expense	(9,236)	(9,566)
Total Other Expense	(9,236)	(9,566)
LOSS BEFORE INCOME TAXES	(38,186)	(44,902)

INCOME TAXES	-	-
NET LOSS	$(38,186)	$(44,902)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.04)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,172,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cash Flows from Operating Activities
Net loss	$(38,186)	$(44,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	-	4,864
Imputed interest expense	-	342
Change in assets and liabilities:
Prepaid expenses	11,275	(1,250)
Accounts payable	6,787	6,510
Accrued expense	9,000	8,700
Net Cash Used in Operating Activities	(11,124)	(25,736)

Cash Flows from Financing Activities:
Overdraft on bank account	-	(13)
Payments on insurance financing	(8,409)	(8,409)
Advances from stockholder	19,915	6,551
Re-payment of advances from stockholder	-	(15,000)
Net Cash Provided by Financing Activities	11,506	33,134

Net Increase in Cash	382	7,398
Cash at Beginning of Period	343	-
Cash at End of Period	$725	7,398

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$235	$524
Income taxes	$-	$-

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes for the period ended December 31, 2017, as filed with the SEC on March 28, 2018.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2018, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consist of the Company’s finished goods and is stated as the lower of cost or market, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow moving items.  Inventory consists of the following:

	March 31, 2018	December 31, 2017
Raw materials	$4,320	$4,320
Finished goods	10,452	10,452
Allowance for obsolescence	(9,661)	(9,661)
Total inventory	$5,111	$5,111

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, notes payable and convertible notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The Company is in the business of selling unmanned aerial systems (drones).  The sale of drones are recognized upon shipment of the product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is generally recognized during the period in which drones are delivered to the customer.

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

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of March 31, 2018, 1,237,298 shares underlying the convertible debt and 45,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

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

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2017 and for the three months ended March 31, 2018, and a working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2016, a stockholder of the Company loaned $37,182 to the company.  During 2017, a stockholder of the Company loaned $23,008 to the company. During the first quarter of 2018, a stockholder of the Company advanced $19,915 to the Company. The advance bears no interest or maturity.  The balance due to the shareholder is $80,105, as of March 31, 2018.

NOTE 5 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of March 31, 2018, the balance of the convertible note payable was $300,000.

On April 1, 2016, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2018, the balance of these convertible note payable was $100,010.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE - Continued

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2018, the balance of this convertible note payable was $50,005.

On September 23, 2017, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $28,098 at 5.54% interest, and the note will be repaid in 10 equal installments of $2,882.  As of March 31, 2018, the balance of the note payable was $11,395.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of March 31, 2018, 1,172,544 shares were issued and outstanding.

As of March 31, 2018, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

No options were granted during the three months ended March 31, 2018.  A summary of the status of options granted as of March 31, 2018, and changes during the period then ended are as follows:

	As of March 31, 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	45,000	$1.50	1.96 years	$—
Outstanding at end of period	45,000	1.50	1.71 years	—
Exercisable at end of period	45,000	1.50	1.71 years	—

The Company had 45,000 vested options at the beginning of the period.  At March 31, 2018, the Company had 45,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options exercised during the three months ended March 31, 2018 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2018 (for outstanding options), less the applicable exercise price.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals, (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations, and (3) seeking sales of additional Quadrotors to this company or its clients.  During 2017, we sold two Quadrotors to this company.

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

Our agreements with Havis are currently on hold as there has been no manufacturing of the drones nor development of  marketing or service program.

Results of Operations

Three Months Ended March 31, 2018 versus March 31, 2017.

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

During the three months ended March 31, 2018 and 2017, the Company did not sell any drones.

During the three months ended March 31, 2018, the Company incurred $28,950 of expenses compared to $35,336 for the three months ended March 31, 2017.  The expenses for 2018 were primarily for director fees, legal fees, and audit fees. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $38,186 for the three months ended March 31, 2018, versus $44,902 for the same period in 2017.

Liquidity and Capital Resources.

Cash on hand was $725 at March 31, 2018.  Cash used by operations for the three months ended March 31, 2018, was $11,124 versus $25,736 for the same period in 2017.  The cash used was for legal and accounting fees, board fees and consulting fees.

The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

During first quarter of 2018, a Shareholder advanced $19,915 to the Company for operating purposes.

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

As of March 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended March 31, 2018, the Company did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2018, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Scott Kahoe

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	5/15/18	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	5/15/18	/s/ Scott Kahoe
Scott Kahoe
Acting Chief Financial Officer