Form 10-K
period 2018-12-31
UAS Drone Corp.
filed 2019-03-29
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of ‘‘large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

* There was no public market for the registrant’s common stock on June 30, 2018.

As of March 28, 2019, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15 of this Annual Report.

PART I

Item 1.  Business.

OVERVIEW

UAS Drone Corp., a Nevada corporation (the “Company”, “UAS”, “we”, “us”, or similar terms), headquartered in Palm Beach, Florida, was founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”).   We completed an Asset Purchase Agreement on March 31, 2015, purchasing all the assets and certain liabilities of UAS LLP in exchange for 600,000 shares of our common stock and our assumption of certain liabilities of UAS LLP.  Our mailing address is 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480, and our telephone number is 561-693-1424.  Our web site address is www.uasdronecorp.com.

BUSINESS

We are a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals; (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations; and (3) seeking sales of additional Quadrotors to this company or its clients.  During 2018, the Company did not sell any drones.

In October 2015, we entered into two agreements with Havis Inc., of Warminster, Pennsylvania, to provide manufacturing and distribution services for our products. Havis is an 80 year-old privately held, ISO 9001:2008 certified company that manufactures in-vehicle mobile computer and workflow solutions for public safety, public works government agencies and mobile professionals.  Havis products are distributed through a nationwide network of resellers and sales representatives in the United States.

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

Our agreements with Havis are currently on hold and may be terminated, as there has been no manufacturing of the drones nor development of  marketing or service programs.

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

Item 1A.  Risk Factors.

Risks Relating to Our Business

We have an extremely limited operating history – We are currently in the early stages of our business and earned zero revenue during 2018 and $5,000 during 2017.  There is no historical basis to make judgments on the capabilities associated with our enterprise, management and/or employee’s ability to produce a product leading to a profitable company.

We may be deemed to be a “shell company.”  Due to our lack of material operations and our lack of material assets, we may be deemed to be a “shell company” within the meaning of Rule 405 of the Securities and Exchange Commission (the “Commission”).  Rule 144(i) of the Commission makes the “safe harbor” transactional exemption of Rule 144 unavailable for resales of securities initially issued by shell companies.  As a result of this prohibition, our stockholders may have more difficulty selling shares of our common stock in any market that may develop for our shares.

We will need to raise additional capital - Given our lack of revenues from sales of our products to date, with no assurance as to when we may begin to receive revenues and very limited operations, we expect that UAS will need to obtain additional operating capital either through equity offerings, debt offerings or a combination thereof, in the future.  In addition, if in the future the Company is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, the Company may have to raise funds to allow it to continue to commercialize, market and sell its products or to pursue other business opportunities.  We presently have no committed sources of funding and we have not entered into any agreements or arrangements with respect to our fundraising efforts.  The Company cannot be certain that funding will be available on acceptable terms or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct business.  If we are unable to raise additional capital if required or on acceptable terms, we may have to shut down all remaining operations or obtain funds by entering into agreements on unattractive terms.

Our financial statements contain an “auditor’s ‘going concern’ opinion” – The Report of Independent Registered Public Accounting Firm issued in connection with our audited financial statements for the calendar years ended December 31, 2018 and 2017 expressed substantial doubt about our ability to continue as a going concern, due to the fact that we have incurred significant operating losses, earned $0 of revenue during 2018, and have had negative cash flows from operations since inception, and at December 31, 2018, had an accumulated deficit of $890,628.

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

Potential product liabilities may harm our operating results – As a prospective manufacturer of an Unmanned Aerial Vehicle (UAV) product, and with aircrafts and aviation sector companies being scrutinized heavily, we may be subject to Federal Aviation Administration (FAA) mandates and/or regulations, which could result in potential law suits. Defects in our future products may lead to life, health and property risks.  Currently, the unmanned aerial systems industry lacks a formative insurance market.  It is possible that our operations could be adversely affected by the costs and disruptions of responding to such liabilities even if insurance against liabilities is available.

We may be unable to respond to rapid technology changes and innovative products - In a constantly changing and innovative technology market with frequent new product introductions, enhancement and modifications, we may be forced to implement and develop new technologies into our products for anticipation of changing customer requirements that may significantly impact costs in order to retain or enhance our competitive position in existing and new markets. Our current drone product may be obsolete in the systems and technology that it utilizes which may make it unmarketable.

Operating margins may be negatively impacted by reduction in sales or products sold - Expectations regarding future sales and expenses are largely fixed in the short term. UAS maintains limited raw materials and finished goods, and such items may not be sufficient for future distribution and sales. Therefore, we may not be able to fulfill orders or reduce costs in a timely manner.

There is intense competition in our market - The aerospace and aviation markets are very saturated and intensely competitive. By entering this sector, management is aware that failure to compete with direct market leading companies and new entrants will affect overall business and the product. Therefore, the faster innovative applications and technologies are implemented to the developed product, the better the pricing and commercial business strategies management will be able to offer to consumers. Competitive factors in this market are all related to product performance, price, customer service, training platforms, reputation, sales, and marketing effectiveness.  We do not believe we are currently competitive in the market.

Future acquisitions may be unsuccessful and may negatively affect operations and financial condition - Management is seeking acquisitions and strategic agreements to create a viable business for the Company; however, no such agreements are currently in place.  Further, the integration of businesses, personnel, product lines and technologies can be difficult, time consuming and subject to significant risks. Any difficulties could disrupt any ongoing business, distract our management, increase our expenses, and limit our ability to generate revenue.

We may be unable to protect our intellectual property - Our ability to protect our proprietary technology and operate without infringing the rights of others will allow the Company’s business to compete successfully and achieve future revenue growth. If we are unable to protect our proprietary technology or infringe upon the rights of others, it could negatively impact the operating results of the Company. We have not protected any of our technology to date.

For manufacturing and distribution, we are reliant primarily on one company, and if that company fails to perform, our results could suffer – We have two agreements with one company to manufacture and distribute our drone products.  If they fail to perform to the standards expected, our results of operations may suffer materially.  If they terminate the agreements with us, which is probable, we could have difficulties in finding other manufacturers and/or distributors that can perform these functions, and our results could suffer. Our agreements with this company are on hold while we continue to refine our technology, and therefore, this company is not currently providing material benefits to us.

We will be reliant on information systems, electronic communication systems, and internal and external data and applications - Business operations and manufacturing are dependent on computer hardware, software, and communication systems. Information systems are vulnerable and are subject to failures that could create internal or external events that will affect our business and operations. Management is mindful of these risks. Any breach of security could disrupt our overall business and result in various effects in operations and efficiency. UAS could encounter increased overhead costs and loss of important information and data, which may also hinder our reputation.

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

Our products may suffer defects - Products may suffer defects that may lead to substantial product liability, damage, or warranty claims. Given our complex platforms and systems within our product, errors and defects may be related to flight and/or communications. Such an event could result in significant expenses arising from product liability and warranty claims, and keep us from creating sales in the short term, which could have a material adverse effect on business, financial condition, and results of operations.  We do not have any products currently being used in the market.

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

If these types of transactions are pursued, it may be difficult for UAS to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by UAS may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.  Furthermore, such acquisitions, investments of other strategic alliances may be in businesses or sectors that have no connection to drones and the aviation industry.

If the Company sells inventory to Havis, it may incur losses if the inventory is not sold by Havis in a timely fashion.  – The Distribution Agreement with Havis includes right of return language that requires the Company to repurchase any unsold inventory held by Havis, upon termination or expiration of the agreement. We have not yet sold any products to or through this party and do not have any current plans to do so.

There Are Substantial Risks Related to Our Common Stock

Our status as a “shell company” may make it more difficult for stockholders to sell their common stock – Due to our lack of material operations and material assets, holders of “restricted” shares of our common stock may not be able to avail themselves of the Rule 144 “safe harbor” exemption for resales of such securities.  The unavailability of Rule 144 in such circumstances may impose severe limitations on the liquidity of our common stock for such stockholders.

There is no established market for our shares of common stock – Our common stock is quoted on the Pink market of OTC Markets under the symbol “USDR.”  However, trading in our common stock has historically been extremely limited or non-existent.  This lack of any established market for our common stock is likely to make it extremely difficult for stockholders to sell their shares of common stock for the foreseeable future.

Any substantial sale of stock by existing shareholders could depress the market value of the stock of UAS, thereby devaluing the market price and causing investors to risk losing all or part of their investment - Stockholders, including our directors and officers hold a large number of UAS’s outstanding shares.  We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on any prevailing market price of our shares of common stock in the event that any market for such shares develops in the future. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress any prevailing market prices for the shares. Such sales may also make it more difficult for UAS to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

Because our common stock is "penny stock," you may have greater difficulty selling your shares. – Our common stock is “penny stock” as defined in Rule 3a51-1 of the Commission.  Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account.  In addition, Rule 15g-9 of the Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares in the event that any established public market for such shares ever develops.

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

Item 2.  Properties.

Our headquarters are located at 420 Royal Palm Way, Suite 100, Palm Beach, Florida 33480, for which we pay no rent.  These offices are shared with GreenBlock Capital, which is the beneficial owner of approximately 37% of our outstanding shares of common stock.

Item 3.  Legal Proceedings.

UAS is not involved in any legal, pending legal or administrative proceedings at the current time, and management knows of no such proceedings that are pending or threatened.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 28, 2019, 1,172,544 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTC BB on that date was $0.00 per share.  We have approximately 40 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  Our trading symbol on the OTC Pink market is “USDR.”  There is currently no established public market for our common stock, and we cannot guarantee that market for our common stock will ever develop or be maintained. There haven’t been any bids for our stock in the past two years.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2018 that have not already been reported in our Registration Statement on Form S-1 or a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None; not applicable.

Item 6.  Selected Financial Data

None; not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the  financial statements and related notes included in this Form 10-K.

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

Our agreements with Havis are currently on hold as there has been no manufacturing of the drones nor development of  marketing or service program.  It is probable that these agreements will be terminated, as they have not resulted in any sales or other material activity.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenue is recognized upon completion of all performance obligation. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606.

The Company is in the business of selling unmanned aerial systems (drones).  The sale of drones are recognized when the control of the promised product is transferred to our customer, our performance obligation have been met, and collection is expected in exchange for the product.

Accounts Receivable

We evaluated the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Going Concern

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (August 22, 2014) to December 31, 2018, of $890,628 and $0 of revenue during 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

Results of Operations.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

During the year ended December 31, 2018, the Company did not sell any drones. For the year ended December 31, 2017, the Company generated $5,000 of revenue from the sale of drones.

During the year ended December 31, 2018, the Company incurred $100,560 of expenses compared to $109,853 for the year ended December 31, 2017.  The expenses for 2018 and 2017 were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The decrease was the result of less spending for consulting fees.

UAS’s net loss was $142,324 in 2018 versus $149,056 in 2017.

Liquidity and Capital Resources.

December 31, 2018 compared to December 31, 2017

The Company has $61 cash on hand at December 31, 2018 versus $343 at December 31, 2017.  Cash used by operations for the year ended December 31, 2018 was $60,442 versus $82,657 for the year ended December 31, 2017.  The cash used was for legal and accounting fees, office supplies and consulting fees.

Cash on hand at December 31, 2018 is not sufficient to sustain operations for the next twelve months.

On October 1, 2018, the Company financed $31,610 of the premium for its directors’ and officers’ insurance.  The loan bears interest at the rate of 5.68% per annum, payable in 10 equal installments of $3,244.

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

UAS Drone Corp.

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants    Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

 Stockholders of UAS Drone Corp.

Opinion on the  Financial Statements

We have audited the accompanying  balance sheets of UAS Drone Corp. (the Company) as of December 31, 2018 and 2017, and the related  statements of operations, stockholders’ deficit, and statements of cash flows for each of the years then ended. In our opinion, the financial statements present fairly, in all material respects, the  financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s  financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the  financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 7 to the  financial statements. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, FL

March 22, 2019

UAS DRONE CORP.

BALANCE SHEETS

ASSETS
	As of	As of
	December 31, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$ 61	$ 343
Inventories, net	-	5,111
Prepaid	26,250	28,824
Total current assets	26,311	34,278

Total assets	$ 26,311	$ 34,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 29,172	$ 22,586
Accrued interest and expenses	122,825	86,824
Note payable	25,407	19,804
Note payable related party, net	146,357	60,190
Convertible notes payable	450,015	450,015
Total current liabilities	773,776	639,419

Total liabilities	773,776	639,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at December 31, 2018 and 2017	117	117
Additional paid-in capital	143,046	143,046
Accumulated deficit	(890,628)	(748,304)
Total stockholders' deficit	(747,465)	(605,141)
Total liabilities and stockholders' deficit	$ 26,311	$ 34,278

See accompanying notes to financial statements.

UAS DRONE CORP.

  STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenue	$-	$5,000

Cost of Revenue
Cost of sales	5,111	4,741
Total cost of revenue	5,111	4,741

Gross profit (loss)	(5,111)	259

OPERATING EXPENSES:

General and administrative	51,226	45,082
Professional fees	49,334	64,771
Total operating expenses	100,560	109,853
LOSS FROM OPERATIONS	(105,671)	(109,594)

OTHER EXPENSE:

Interest expense	(36,653)	(39,462)
Total other expense	(36,653)	(39,462)
LOSS BEFORE INCOME TAXES	(142,324)	(149,056)

INCOME TAXES	-	-
NET LOSS	$(142,324)	$(149,056)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.12)	$(0.13)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,172,544

See accompanying notes to financial statements.

UAS DRONE CORP.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	1,172,544	117	122,964	(599,248)	(476,167)

Grant of stock options for board services	-	-	18,402	-	18,402

Discount on loan from stockholder	-	-	1,680	-	1,680

Net loss	-	-	-	(149,056)	(149,056)

Balance at December 31, 2017	1,172,544	$117	$143,046	$(748,304)	$(605,141)

Net loss	-	-	-	(142,324)	(142,324)

Balance at December 31, 2018	1,172,544	$117	$143,046	$(890,628)	$(747,465)

See accompanying notes to financial statements.

UAS DRONE CORP.

 STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017

Cash Flows from Operating Activities:
Net loss	$(142,324)	$(149,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board services	-	18,402
Write- off of obsolete inventory	5,111	-
Imputed interest expense	-	2,754
Change in assets and liabilities:
Prepaid expenses and insurance finance, net	34,184	(2,573)
Inventory	-	4,741
Accounts payable	6,586	7,374
Accrued interest and expenses	36,001	35,701
Net Cash Used in Operating Activities	(60,442)	(82,657)

Cash Flows from Financing Activities:
Overdraft on bank account	-	(13)
Repayments on note payable	(26,007)	-
Advances from stockholder	98,349	48,008
Repayment of advances from stockholder	(12,182)	(15,000)
Proceeds from convertible note payable	-	50,005
Net Cash Provided by Financing Activities	60,160	83,000

Net Increase (decrease) in Cash	(282)	343
Cash at Beginning of Year	343	-
Cash at End of Year	$61	$343

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$652	$1,006
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing

Activities:
Issuance of note payable for prepaid insurance	$31,610	$28,098

See accompanying notes to financial statements.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2018, the Company had no cash balance in excess of federally insured limits.

Inventory

Inventory consists of the Company’s finished goods and is stated at the lower of cost or net realizable value, using the FIFO method of inventory, net of reserves for excess, obsolete, damaged, or slow-moving items.  Inventory consists of the following:

	2018	2017
Raw materials	$4,320	$4,320
Finished goods	10,452	10,452
Allowance for obsolescence	(14,772)	(9,661)
Total inventory	$-	$5,111

During the year ended December 31, 2018 and 2017, the Company recorded impairment charges of $5,111 and $0, respectively.

Revenue Recognition

On January 1, 2018, we adopted the Financial Accounting Standards Board's (FASB) new revenue recognition standard using the modified retrospective method applied to those contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting.

The Company is in the business of selling unmanned aerial systems (“Drones”).  The sale of drones is recognized upon shipment of the product which is the point in time the Company’s performance obligation is complete.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold

We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying  statement of operations. Accrued interest and penalties are included on the related liability lines in the unaudited condensed  balance sheet.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  For the year ended December 31, 2018, the Company has 1,297,651 shares underlying the convertible debt, and 35,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. For the year ended December 31, 2017, the Company has 1,217,181 shares underlying the convertible debt, and 45,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our  financial statements.

Additional recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2017, a stockholder of the Company advanced $48,008 to the Company. During the 2018, a stockholder of the Company advanced $98,349 to the Company. The advances bear no interest or maturity.  The balance due to the stockholder is $146,357, as of December 31, 2018.

During the year ended December 31, 2018, the Company paid our Chief Executive Officer and Chairman of the Board $10,000 for his services on the Board. Further, our accounts payable include $25,000 due to this individual as of December 31, 2018.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2018 and 2017, the balance of this convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2018 and 2017, the balance of these convertible notes payable were $100,010.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of December 31, 2018 and 2017, the balance of this convertible note payable was $50,005.

On September 23, 2017, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $28,098 at 5.54% interest, and the note will be repaid in 10 equal installments of $2,882.  As of December 31, 2017, the balance of the note payable was $19,804.

On October 1, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $30,610 at 5.68% interest, and the note will be repaid in 10 equal installments of $3,244.  As of December 31, 2018, the balance of the note payable was $25,407.

NOTE 5 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.

Stock Options

During 2017, the Company granted a board member 20,000 stock options at $1.50, which vested on the date of grant.

During 2018, the Company did not grant any stock options.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — EQUITY – Continued

The fair value of options granted during the years ended December 31, 2017 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the year ended December 31, 2017 were as follows:

2017
Dividend yield	0%
Expected life	3.0 yrs.
Expected volatility	105.75%
Risk-free interest rate	1.50 – 1.62%

A summary of the options activity for the years ended December 31, 2018 and 2017 are as follows:

	For the Years Ended December 31, 2018 and 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	25,000	$1.50	2.43 years	$—
Granted	20,000	$1.50	3.0 years	—
Outstanding at December 31, 2017	45,000	$1.50	1.96 years	—
Expired	(10,000)	$1.50	-	—
Outstanding at December 31, 2018	35,000	$1.50	1.25 years	—
Exercisable at December 31, 2018	35,000	$1.50	1.25 years	—

The total intrinsic value of options as of December 31, 2018 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2018 (for outstanding options), less the applicable exercise price. During 2018 and 2017, the company recorded $0 and $18,402, respectively of non-cash compensation expense related to the vested stock options issued to a Director.

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

NOTE 7 — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company recognized $0 of revenue in 2018 and net losses for the years ended December 31, 2018 and 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2018 and 2017, the total of all deferred tax assets was $149,790 and $113,726, respectively, and the total of the deferred liabilities was $1,837 and $542, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $149,790 and $113,726 for the years ended December 31, 2018 and 2017.  The change in the valuation allowance for the year ended December 31, 2018 and 2017 was $36,064 and $54,158, respectively.

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

The components of income tax expense (benefit) for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Deferred tax benefit:
Federal	$(29,882)	$(5,005)
State	(6,182)	4039
Increase in valuation allowance	36,064	966
Deferred tax benefit	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate for the years ended December 31:

	2018	2017

Computed tax at the expected statutory rate	$(29,882)	$(5,005)
State and local income taxes, net of federal	(6,182)	4,039
Revaluation of deferred tax assets for change in Federal Tax Rate	-	(55,124)
Other non-deductible expenses	-	-
Change in Valuation allowance	36,064	54,158
Income tax expense/(benefit)	$-	$-

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES - Continued

The temporary differences, and carryforwards gave rise to the following deferred tax assets at December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Allowance for obsolete inventory	$1,837	$542
Common stock awarded for services	3,802	3,802
Stock options granted for services	5,231	5,231
Net operating loss carryforward	138,920	104,151
Total deferred tax assets	149,790	113,726
Valuation allowance	(149,790)	(113,726)
Net deferred tax assets	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

During January and February of 2019, a stockholder of the Company advanced $6,704 to the Company for operating purposes.  The advance has no specific repayment terms.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2018, at the above-described reasonable assurance level.

During the year ended December 31, 2018, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, was not effective.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 28, 2019, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve UAS :

Name	Age	Position(s)	Served in Position Since
Grant A. Begley	66	CEO and Director	2016
Christopher Leith	32	Acting Chief Financial Officer	2019
Christopher M. Nelson	49	Director	2015

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

26

General Engineering from the U.S. Naval Academy; and is certified from University of Virginia, Darden Business School in Executive Program Management, and from Massachusetts Institute of Technology in Executive Technical Management.

Christopher J. Leith, Acting Chief Financial Officer, is a Vice President at GreenBlock Capital based in Palm Beach, FL and has been since 2015. From 2007 until 2015, Mr. Leith worked in the Financial Services industry as an investment banker and corporate valuation analyst for some of the largest corporations in the United States. Having worked for RBC Capital Markets, SunTrust Robinson Humphrey, EMC Corporation, and NextEra Energy, Inc., Mr. Leith has experience managing and helping run public and private clients from Fortune 500 organizations to smaller startups. Mr. Leith is a graduate of the University of Richmond in Richmond, VA where he obtained his Bachelor of Science in Business Administration degree, with a concentration in Finance.

Christopher M. Nelson, Director, is Managing Director of GreenBlock Capital (“GBC”), a Palm Beach, Florida based mergers and acquisitions firm. . Mr. Nelson also serves as Director and President of Q2Earth Inc., a company engaged in acquisitions in the compost and soil manufacturing sector. Q2Earth, a GBC portfolio company, is publicly traded on the OTC market under the symbol QPWR.  Mr. Nelson has practiced law in Florida for over 23 years and has served in a general corporate counsel role for many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling.  Between 1997 and 2000, Mr. Nelson was an associate with the international law firm Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida, and both in their corporate, M&A and securities practice divisions. Mr. Nelson received his BA from Princeton University and JD from University of Miami School of Law.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2018, we believe that as of the filing date of this Annual Report on Form 10-K, each of our current directors, executive officers and 10% stockholders did timely file his/its Form 3, Form 4 and/or Form 5 disclosures.

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

Nominees to the Board of Directors

During the Company’s 2018 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

A compensation committee has not been established by the Company as executives are not currently being compensated in any material amount.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2018, and the other persons who served as executive officers during fiscal 2018. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2018.

SUMMARY COMPENSATION TABLE – FISCAL 2018

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley – CEO	2018	0	0	0	0	0	0	0	30,000
	2017	0	0	0	30,000	0	0	0	30,000
	2016	0	0	37,500	0	0	0	10,000	47,500
Scott Kahoe – Acting CFO	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Restricted Stock Awards

There were no shares of restricted stock awarded during fiscal 2018.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

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

Grants of Plan-Based Awards for 2018

There were no plan-based equity awards made to our executive officers during fiscal 2018.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2018 option exercises and restricted stock that vested during fiscal 2018 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2018

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Grant A. Begley	-	-	-	-

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2018, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2018, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2018, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	35,000	1.50	0

Total	35,000	$1.50	0

DIRECTOR COMPENSATION

In 2018, we did not pay our non-employee directors a cash retainer. In 2019, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board.

The following table sets forth the compensation we paid our non-employee directors in 2018. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2018.

DIRECTOR COMPENSATION TABLE – FISCAL 2018

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant Begley	-	0	0	0	0	0	0

As of December 31, 2018, there were 35,000 stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2019 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 28, 2019 there were 1,172,544 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
GreenBlock Capital(1)(3)	436,200	37.2%
Chad Swan	500,000	42.6%
David Sweeney	100,000	8.5%
Grant Begley	65,000	5.5%

Executive Officers:

All directors and executive officers as a group	1,101,200	94.0%
(1)	The beneficial owner for GreenBlock Capital is Christopher Spencer.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 28, 2019, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 28, 2019.

(3)

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital LLC, an affiliated party and greater than 10% stockholder. Christopher Leith, our acting CFO, is a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Leith have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock Capital.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following information is provided as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$ 0.00	-

Equity compensation plans not approved by stockholders	35,000	$ 1.50	-

Total	35,000	$ 1.50	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Christopher Nelson, Director of UAS Drone Corp., is also a Managing Director of GreenBlock Capital, an affiliated party and greater than 10% stockholder. Christopher Leith, our acting CFO, is a Vice President at GreenBlock Capital. Neither Mr. Nelson nor Mr. Leith have any ownership interests in GreenBlock Capital and have no rights to vote or receive any benefits from shares of the Company owned by GreenBlock Capital.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

None; not applicable.

Director independence.

The Board of Directors has determined that we have no independent directors.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to UAS by its principal auditor during the calendar years ended December 31, 2018 and 2017:

Fee category	2018	2017
Audit Fees (1)	$22,902	$25,744
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$22,902	$25,744

(1)

Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Commission.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Balance Sheets of UAS Drone Corp. as of December 31, 2018 and 2017

Statements of Operations of UAS Drone Corp. for the years ended December 31, 2018 and 2017

Statements of Stockholders' Equity of UAS Drone Corp. for the years ended December 31, 2018 and 2017

Statements of Cash Flows of UAS Drone Corp. for the years ended December 31, 2018 and 2017

Notes to Financial Statements

(b)  Exhibits.

Exhibit

Number               Description

14

Code of Ethics *

31.1

302 Certification of Grant A Begley

31.2

302 Certification of Christopher Leith

32

906 Certification

*

Pursuant to Rule 12b-32 of the SEC, this exhibit is incorporated herein by reference to our Registration Statement on Form S-1, filed with the SEC on August 25, 2015.

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Financial Statements

See Index to Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the  financial statements.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	3/29/19	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/29/19	By:	/s/ Grant A Begley
Grant A Begley
Chief Executive Officer and Director

Date:	3/29/19	/s/ Christopher Leith
Christopher Leith
Acting Chief Financial Officer