Form 10-Q
period 2019-03-31
UAS Drone Corp.
filed 2019-05-10
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  N/A

As of May 8, 2019, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED BALANCE SHEETS

ASSETS
	As of March 31, 2019	As of December 31, 2018
CURRENT ASSETS:	(Unaudited)
Cash	$ 582	$ 61
Prepaid expense	17,500	26,250
Total current assets	18,082	26,311

Total assets	$ 18,082	$ 26,311

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 34,218	$ 29,172
Accrued interest and expenses	131,826	122,825
Note payable	12,824	25,407
Advances from stockholder, net	173,741	146,357
Convertible notes payable	450,015	450,015
Total current liabilities	802,624	773,776

Total liabilities	802,624	773,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at March 31, 2019 and December 31, 2018	117	117
Additional paid-in capital	143,046	143,046
Accumulated deficit	(927,705)	(890,628)
Total stockholders' deficit	(784,542)	(747,465)
Total liabilities and stockholders' deficit	$ 18,082	$ 26,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

OPERATING EXPENSES:

General and administrative	$10,169	$12,160
Professional fees	17,516	16,790
Total Operating Expenses	27,685	28,950
LOSS FROM OPERATIONS	(27,685)	(28,950)

OTHER EXPENSE:

Interest expense	(9,392)	(9,236)
Total Other Expense	(9,392)	(9,236)
LOSS BEFORE INCOME TAXES	(37,077)	(38,186)

INCOME TAXES	-	-
NET LOSS	$(37,077)	$(38,186)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,172,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash Flows from Operating Activities
Net loss	$(37,077)	$(38,186)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in assets and liabilities:
Prepaid expenses	8,750	11,275
Accounts payable	5,047	6,787
Accrued interest and expenses	9,000	9,000
Net Cash Used in Operating Activities	(14,280)	(11,124)

Cash Flows from Financing Activities:
Overdraft on bank account	-	-
Payments on note payable	(12,583)	(8,409)
Advances from related party	27,384	19,915
Net Cash Provided by Financing Activities	14,801	11,506

Net Increase in Cash	521	382
Cash at Beginning of Period	61	343
Cash at End of Period	$582	725

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$392	$524
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These condensed  financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Interim Financial Statements

The accompanying unaudited condensed  financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed  financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed  financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited  financial statements and accompanying notes for the period ended December 31, 2018, as filed with the SEC on March 29, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2019 and December 31, 2018, the Company had no cash balance in excess of federally insured limits.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of March 31, 2019, 1,317,768 shares underlying the convertible debt and 35,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. As of March 31, 2018, 1,237,298 shares underlying the convertible debt and 45,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 3 — GOING CONCERN

The accompanying condensed  financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2018 and for the three months ended March 31, 2019, and a working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2018, a stockholder of the Company advanced $98,349 to the Company. During the first three months of 2019, a stockholder of the Company advanced $27,384 to the Company. The advances bear no interest or maturity.  The balance due to the stockholder is $173,741 and $146,357, as of March 31, 2019 and December 31, 2018, respectively, and has been presented on the accompanying balance sheet as advances from stockholder.

During the first three months of 2019, the Company paid our Chief Executive Officer and Chairman of the Board $2,500 for his services on the Board. Further, our accounts payable include $27,500 and $25,000 due to this individual as of March 31, 2019 and December 31, 2018, respectively.

NOTE 5 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2019 and December 31, 2018, the balance of the convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2019 and December 31, 2018, the balance of these convertible note payable was $100,010.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of March 31, 2019 and December 31, 2018, the balance of this convertible note payable was $50,005.

On October 1, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $30,610 at 5.68% interest, and the note will be repaid in 10 equal installments of $3,244.  As of March 31, 2019 and December 31, 2018, the balance of the note payable was $12,824 and $25,407, respectively.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of March 31, 2019 and December 31, 2018, 1,172,544 shares were issued and outstanding.

As of March 31, 2019 and December 31, 2018, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

No options were granted during the three months ended March 31, 2019.  A summary of the status of options granted as of March 31, 2019, and changes during the period then ended are as follows:

	For the Three Months Ended March 31, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	35,000	$1.50	1.25 years	$—
Granted	-	$-	-	—
Expired	-	$-	-	—
Outstanding at March 31, 2019	35,000	$1.50	1.00 years	—
Exercisable at March 31, 2019	35,000	$1.50	1.00 years	—

The Company had 35,000 vested options at the beginning of the period.  At March 31, 2019, the Company had 35,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options during the three months ended March 31, 2019 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2019 (for outstanding options), less the applicable exercise price.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals; (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations; and (3) seeking sales of additional Quadrotors to this company or its clients.  During 2018 and the first quarter of 2019, the Company did not sell any drones.

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

Results of Operations

Three Months Ended March 31, 2019 versus March 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company did not sell any drones and did not receive any revenue.

During the three months ended March 31, 2019, the Company incurred $27,685 of expenses compared to $28,950 for the three months ended March 31, 2018.  The expenses for 2019 were primarily for director fees, legal fees, directors and officers insurance and audit fees. The decrease was the result of a decrease in OTC Market fees off-set by an increase in audit fees and directors and officer insurance.

UAS’s net loss was $37,077 for the three months ended March 31, 2019, versus $38,186 for the same period in 2018.

Liquidity and Capital Resources.

Cash on hand was $582 at March 31, 2019.  Cash used by operations for the three months ended March 31, 2019, was $14,280 versus $11,124 for the same period in 2018.  The cash used was for legal and accounting fees, board fees and consulting fees.

The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

During first quarter of 2019, a Shareholder advanced $27,384 to the Company for operating purposes.

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

As of March 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended March 31, 2019, the Company did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)  None; not applicable.

(b)  During the quarterly period ended March 31, 2019, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Christopher Leith

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAS DRONE CORP.

Date:	5/10/19	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	5/10/19	/s/ Christopher Leith
Christopher Leith
Acting Chief Financial Officer