Form 10-Q
period 2019-06-30
UAS Drone Corp.
filed 2019-08-05
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-55504

UAS Drone Corp.

 (Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Royal Palm Way, Suite 100

 Palm Beach, FL 33480

(Address of Principal Executive Offices)

Registrant's Telephone Number:  (561) 693-1424

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

 (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of August 1, 2019, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

 CONDENSED BALANCE SHEETS

ASSETS
	As of June 30, 2019	As of December 31, 2018
CURRENT ASSETS:	(Unaudited)	(Unaudited)
Cash	$ 3,695	$ 61
Prepaid expenses	8,750	26,250
Total current assets	12,445	26,311

Total assets	$ 12,445	$ 26,311

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 43,910	$ 29,172
Accrued interest and expenses	140,826	122,825
Note payable	6,472	25,407
Advances from stockholder	183,489	146,357
Convertible notes payable	450,015	450,015
Total current liabilities	824,713	773,776

Total liabilities	824,713	773,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at June 30, 2019 and December 31, 2018	117	117
Additional paid-in capital	143,046	143,046
Accumulated deficit	(955,431)	(890,628)
Total stockholders' deficit	(812,268)	(747,465)
Total liabilities and stockholders' deficit	$ 12,445	$ 26,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES

General and administrative	$9,218	$9,801	$19,387	$21,961
Professional fees	9,370	8,587	26,886	25,377
Total operating expenses	18,588	18,388	46,273	47,338
LOSS FROM OPERATIONS	(18,588)	(18,388)	(46,273)	(47,338)

OTHER EXPENSE:

Interest expense	(9,137)	(9,119)	(18,529)	(18,355)

Total other expense	(9,137)	(9,119)	(18,529)	(18,355)
LOSS BEFORE INCOME TAXES	(27,725)	(27,507)	(64,802)	(65,693)

INCOME TAXES	-	-	-	-
NET LOSS	$(27,725)	$(27,507)	$(64,802)	$(65,693)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.06)	$(0.06)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,172,544	1,172,544	1,172,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Cash Flows from Operating Activities
Net loss	$(64,802)	$(65,693)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in assets and liabilities:
Prepaid expenses	17,500	20,049
Accounts payable	14,738	3,162
Accrued interest and expenses	18,001	18,001
Net Cash Used in Operating Activities	(14,563)	(24,481)

Cash Flows from Financing Activities:
Payments on note payable	(18,935)	(16,936)
Advances from stockholder	37,132	41,680
Net Cash Provided by Financing Activities	18,197	24,744

Net Increase in Cash	3,634	263
Cash at Beginning of Period	61	343
Cash at End of Period	$3,695	606

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$528	$354
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

UAS Drone Corp. (the “Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (UAS LLP).  UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UAS LLP. The reverse merger was accounted for as a reverse capitalization.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2019 and December 31, 2018, the Company held no cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash balance in excess of federally insured limits.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, accrued expense, notes payable and convertible notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

UAS DRONE CORP.

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

The Company seeks to be in the business of selling unmanned aerial systems (“Drones”).  The sale of drones is recognized upon shipment of the product which is the point in time the Company’s performance obligation is complete.  The Company had no revenues during the six months ended June 30, 2019 and 2018.

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

We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying statement of operations. Accrued interest and penalties are included on the related liability lines in the unaudited condensed balance sheet. As of June 30, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of June 30, 2019, 1,337,886 shares underlying the convertible debt and 30,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. As of June 30, 2018, 1,257,415 shares underlying the convertible debt and 45,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 — GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2018 and for the six months ended June 30, 2019, and a working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2018, a stockholder of the Company advanced $98,349 to the Company. During the first six months of 2019, a stockholder of the Company advanced $37,132 to the Company. The advances bear no interest or maturity.  The balance due to the stockholder is $183,489 and $146,357, as of June 30, 2019 and December 31, 2018, respectively, and has been presented on the accompanying balance sheets as advances from stockholder.

During the first six months of 2019, the Company paid our Chief Executive Officer and Chairman of the Board $5,000 for his services on the Board. Further, our accounts payable include $30,000 and $25,000 due to this individual as of June 30, 2019 and December 31, 2018, respectively.

NOTE 5 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of June 30, 2019 and December 31, 2018, the balance of the convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of June 30, 2019 and December 31, 2018, the balance of this convertible note payable was $100,010.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of June 30, 2019 and December 31, 2018, the balance of this convertible note payable was $50,005.

On October 1, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $30,610 at 5.68% interest, and the note will be repaid in 10 equal installments of $3,244.  As of June 30, 2019 and December 31, 2018, the balance of the note payable was $6,473 and $25,407, respectively.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of June 30, 2019 and December 31, 2018, 1,172,544 shares were issued and outstanding.

As of June 30, 2019 and December 31, 2018, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

No options were granted during the six months ended June 30, 2019.  A summary of the status of options granted as of June 30, 2019, and changes during the period then ended are as follows:

	For the Six Months Ended June 30, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	35,000	$1.50	1.25 years	$—
Granted	-	$-	-	—
Expired	5,000	$1.50	-	—
Outstanding at June 30, 2019	30,000	$1.50	0.88 years	—
Exercisable at June 30, 2019	30,000	$1.50	0.88 years	—

The Company had 35,000 vested options at the beginning of the period.  At June 30, 2019, the Company had 30,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options during the six months ended June 30, 2019 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2019 (for outstanding options), less the applicable exercise price.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a share of unmanned aerial systems industry, our ability to develop products acceptable to our industry, our ability to develop or retain our business relationships, and our ability to raise capital and the growth of the unmanned aerial systems industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission (the “SEC”): general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the unmanned aerial systems, the development of products that may be superior to the products proposed to be offered by the Company, competition, changes in the quality or composition of the Company's proposed products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products and prices.

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

We seek to be a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.  We are currently not developing or manufacturing any drones, and our operations and staffing are extremely limited.

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals; (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations; and (3) seeking sales of additional Quadrotors to this company or its clients.  During 2018 and the first two quarters of 2019, the Company did not sell any drones.

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

Under the Manufacturing Agreement, Havis agreed to manufacture the Company’s commercial drone products for the law enforcement sector in the United States.  The agreement has a five-year term with successive three-year renewal terms, and lays out a framework for engineering, fulfillment of purchase orders, warehousing and other material terms.

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

Our agreements with Havis are currently on hold and management expects them to be terminated, as there has been no manufacturing of the drones nor development of marketing or service programs.

Management is currently seeking other strategic business opportunities for the Company, including the possiblity of a merger with or acquisition of a company in either a synergistic or separate business sector that can utilize the Company's public status, and possibly managment's public company experience, to grow their business and raise capital.  Management has had discussions with several groups, but as of the filing date of this report, no agreements or term sheets have been consummated.

Results of Operations

Six Months Ended June 30, 2019 versus June 30, 2018.

During the six months ended June 30, 2019 and 2018, the Company did not sell any drones and did not receive any revenue.

During the six months ended June 30, 2019, the Company incurred $46,273 of expenses compared to $47,338 for the six months ended June 30, 2018.  The expenses for 2019 were primarily for director fees, legal fees, directors and officers insurance and audit fees. The decrease was the result of a decrease in OTC Market fees off-set by an increase in audit fees and directors and officer insurance.

UAS’s net loss was $64,802 for the six months ended June 30, 2019, versus $65,693 for the same period in 2018.

Three Months Ended June 30, 2019 versus June 30, 2018.

During the three months ended June 30, 2019 and 2018, the Company did not sell any drones and did not receive any revenue.

During the three months ended June 30, 2019, the Company incurred $18,588 of expenses compared to $18,388 for the three months ended June 30, 2018.  The expenses for 2019 were primarily for director fees, legal fees, directors and officers insurance and audit fees.

UAS’s net loss was $27,725 for the three months ended June 30, 2019, versus $27,507 for the same period in 2018.

Liquidity and Capital Resources.

Cash on hand was $3,695 at June 30, 2019.  Cash used by operations for the six months ended June 30, 2019, was $14,563 versus $24,481 for the same period in 2018.  The cash used was for legal and accounting fees, board fees and consulting fees.

The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

During first six months of 2019, a shareholder advanced $37,132 to the Company for operating purposes.

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended June 30, 2019, the Company did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2019, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Christopher Leith

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAS DRONE CORP.

Date:	8/5/19	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	8/5/19	/s/ Christopher Leith
Christopher Leith
Acting Chief Financial Officer