Form 10-Q
period 2019-09-30
UAS Drone Corp.
filed 2019-11-14
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

 (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ]
Emerging Growth company [ X ]

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 13, 2019, there were 1,172,544 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

UAS Drone Corp.

UAS DRONE CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS
	As of September 30, 2019	As of December 31, 2018
CURRENT ASSETS:
Cash	$ 35,319	$ 61
Prepaid expenses	-	26,250
Total current assets	35,319	26,311

Total assets	$ 35,319	$ 26,311

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 40,867	$ 29,172
Accrued interest and expenses	149,987	122,825
Note payable	-	25,407
Advances from stockholder	199,611	146,357
Convertible notes payable	450,015	450,015
Total current liabilities	835,480	773,776

LONG TERM LIABILITIES:
Promissory note payable	35,000	-

Total liabilities	870,480	773,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at September 30, 2019 and December 31, 2018	117	117
Additional paid-in capital	143,046	143,046
Accumulated deficit	(983,324)	(890,628)
Total stockholders' deficit	(835,161)	(747,465)
Total liabilities and stockholders' deficit	$ 35,319	$ 26,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

OPERATING EXPENSES

General and administrative	$9,295	$19,886	$28,682	$41,847
Professional fees	9,422	14,040	36,308	39,417
Total operating expenses	13,717	33,926	59,990	81,264
LOSS FROM OPERATIONS	(13,717)	(33,926)	(59,990)	(81,264)

OTHER EXPENSE:

Interest expense	(9,177)	(9,013)	(27,706)	(27,368)

Total other expense	(9,177)	(9,013)	(27,706)	(27,368)
LOSS BEFORE INCOME TAXES	(27,894)	(42,939)	(92,696)	(108,632)

INCOME TAXES	-	-	-	-
NET LOSS	$(27,894)	$(42,939)	$(92,696)	$(108,632)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.04)	$(0.07)	$(0.09)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,172,544	1,172,544	1,172,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

UAS DRONE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash Flows from Operating Activities
Net loss	$(92,696)	$(108,632)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in assets and liabilities:
Prepaid expenses	26,250	28,823
Accounts payable	11,695	(6,254)
Accrued interest and expenses	27,162	27,001
Net Cash Used in Operating Activities	(27,589)	(59,062)

Cash Flows from Financing Activities:
Proceeds from promissory note payable	35,000	-
Payments on note payable	(25,407)	(19,804)
Advances from stockholder	53,254	78,761
Net Cash Provided by Financing Activities	62,847	58,957

Net Increase in Cash	35,258	(105)
Cash at Beginning of Period	61	343
Cash at End of Period	$35,319	238

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$544	$367
Income taxes	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2019 and December 31, 2018, The Company held no cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash balance in excess of federally insured limits.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, accrued expense, promissory note payable and convertible notes payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company is in the business of selling unmanned aerial systems (“drones”).  The sale of drones is recognized upon shipment of the product which is the point in time the Company’s performance obligation is complete.  The Company had no revenues during the nine months ended September 30, 2019 and 2018.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold

We recognize interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying  statement of operations. Accrued interest and penalties are included on the related liability lines in the unaudited condensed balance sheet. As of September 30, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of September 30, 2019, 1,358,003 shares underlying the convertible debt and 25,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. As of September 30, 2018, 1,277,533 shares underlying the convertible debt and 45,000 shares underlying stock options have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 3 — GOING CONCERN

The accompanying condensed  financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the year ended December 31, 2018 and for the nine months ended September 30, 2019, and a working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2018, a stockholder of the Company advanced $98,349 to the Company. During the first nine months of 2019, a stockholder of the Company advanced $53,254 to the Company. The advances bear no interest or maturity.  The balance due to the stockholder is $199,611 and $146,357, as of September 30, 2019 and December 31, 2018, respectively, and has been presented on the accompanying balance sheets as advances from stockholder.

During the first nine months of 2019, the Company paid our Chief Executive Officer and Chairman of the Board $7,500 for his services on the Board. Further, our accounts payable include $32,500 and $25,000 due to this individual as of September 30, 2019 and December 31, 2018, respectively.

NOTE 5 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of September 30, 2019, and December 31, 2018, the balance of the convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of September 30, 2019, and December 31, 2018, the balance of this convertible note payable was $100,010.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018.  The maturity date of the note was extended to December 31, 2019. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature.  As of September 30, 2019, and December 31, 2018, the balance of this convertible note payable was $50,005.

UAS DRONE CORP

NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE - Continued

On October 1, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $30,610 at 5.68% interest, and the note will be repaid in 10 equal installments of $3,244.  As of September 30, 2019, and December 31, 2018, the balance of the note payable was $0 and $25,407, respectively.

On September 2, 2019, the Company executed a promissory note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021.  The note is non-recourse and carries no personal guarantees. As of September 30, 2019, the balance of this note payable was $35,000.

NOTE 6 — EQUITY

Common Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value.  As of September 30, 2019, and December 31, 2018, 1,172,544 shares were issued and outstanding.

As of September 30, 2019, and December 31, 2018, the Company accrued liabilities of $3,300 for refunds that will be returned to prospective investors.

Stock Options

No options were granted during the nine months ended September 30, 2019.  A summary of the status of options granted as of September 30, 2019, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	35,000	$1.50	1.25 years	$—
Granted	-	$-	-	—
Expired	10,000	$1.50	-	—
Outstanding at September 30, 2019	25,000	$1.50	0.75 years	—
Exercisable at September 30, 2019	25,000	$1.50	0.75 years	—

The Company had 35,000 vested options at the beginning of the period.  At September 30, 2019, the Company had 25,000 vested options with a weighted average exercise price of $1.50.

The total intrinsic value of options during the nine months ended September 30, 2019 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2019 (for outstanding options), less the applicable exercise price.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals; (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations; and (3) seeking sales of additional Quadrotors to this company or its clients.  During 2018 and the first three quarters of 2019, the Company did not sell any drones.

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

Our agreements with Havis are currently on hold and are expected to be terminated, as there has been no manufacturing of the drones nor development of marketing or service programs.

Results of Operations

Nine Months Ended September 30, 2019 versus September 30, 2018.

During the nine months ended September 30, 2019 and 2018, the Company did not sell any drones and did not receive any revenue.

During the nine months ended September 30, 2019, the Company incurred $59,990 of operating expenses compared to operating expenses of $81,264 for the nine months ended September 30, 2018.  The expenses for the 2019 period were primarily for director fees, legal fees, directors and officers insurance and audit fees. The decrease was the result of a decrease in OTC Market fees off-set by an increase in audit fees and directors and officer insurance.

UAS’s net loss was $92,696 for the nine months ended September 30, 2019, versus a net loss of $108,632 for the same period in 2018.

Three Months Ended September 30, 2019 versus September 30, 2018.

During the three months ended September 30, 2019 and 2018, the Company did not sell any drones and did not receive any revenue.

During the three months ended September 30, 2019, the Company incurred $13,717 of expenses compared to $33,926 for the three months ended September 30, 2018.  The expenses for the 2019 period were primarily for director fees, legal fees, directors and officers insurance and audit fees.

UAS’s net loss was $27,894 for the three months ended September 30, 2019, versus $42,939 for the same period in 2018.

Liquidity and Capital Resources.

Cash on hand was $35,319 at September 30, 2019.  Cash used by operations for the nine months ended September 30, 2019, was $27,589 versus $59,062 for the same period in 2018.  The cash used was for legal and accounting fees, board fees and consulting fees.

On September 2, 2019, the Company executed a promissory note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021.

The cash on hand is not sufficient to fund operations for the next twelve months.  While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

During first nine months of 2019, a Shareholder advanced $53,254 to the Company for operating purposes.

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

As of September 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were not effective to accomplish their objectives at the reasonable assurance level.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We have no material pending legal or administrative proceedings to which we or any of our subsidiaries are a party or of which any property is the subject.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended September 30, 2019, the Company did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)  On September 30, 2019, the SEC filed a complaint in the Southern District of New York regarding certain actions by Christopher J. Spencer, who is the beneficial owner of Greenblock Capital, LLC, the beneficial owner of 37.2 percent of our outstanding common stock, involving FAB Universal Corp. (“FAB”). The Company understands that the SEC is in the process of filing settled charges arising out of the complaint for court approval and expects that public notice regarding such settlement will appear shortly on the SEC’s website.

According to the SEC’s complaint, between 2012 and 2013, Mr. Spencer and John Busshaus, the former Chief Executive Officer and former Chief Financial Officer of FAB, respectively, negligently used a series of misrepresentations about the capabilities and growth prospects of a central component of FAB’s business in China, namely FAB’s multi-media kiosk business. At the time, Mr. Spencer and Mr. Busshaus believed they were acting properly in receiving and reviewing information provided by FAB’s accounting and financial personnel located in China and relying upon this information prior to making these representations, and have accepted the SEC’s offer of settlement without admitting or denying the allegations or findings contained in the complaint. The settlement is not expected to prevent Mr. Spencer or Mr. Busshaus from serving as an officer or director of a public company.

Neither Mr. Spencer nor Mr. Busshaus are officers or directors of the Company.   The Company was not named in this SEC complaint nor involved in any way in the underlying activities of FAB from 2012 to 2013.  Furthermore, neither Greenblock Capital, a shareholder of the Company, nor any officers, directors or employees of Greenblock Capital other than Mr. Spencer were named in the SEC complaint or involved in any way in the underlying activities of FAB from 2012 to 2013.

(b)  During the quarterly period ended September 30, 2019, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Grant A. Begley

31.2

302 Certification of Christopher Leith

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAS DRONE CORP.

Date:	11/14/19	By:	/s/ Grant A. Begley
Grant A. Begley
Chief Executive Officer and Director

Date:	11/14/19	/s/ Christopher Leith
Christopher Leith
Acting Chief Financial Officer