Form 10-K
period 2019-12-31
UAS Drone Corp.
filed 2020-04-13
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-55504

UAS Drone Corp.

(Exact name of registrant as specified in its charter)

NEVADA	47-3052410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Etgar 1 St.

Tirat Carmel, Israel, 3903212

(Address of Principal Executive Offices)

Registrant’s Telephone Number: 011-972-4-8124101

Securities Registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of ’‘large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A*.

* There was no public market for the registrant’s common stock on December 31, 2019.

As of April 13, 2020, there were 40,075,151 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

Documents Incorporated By Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	sales of our products;

●	the size and growth of our product market;

●	our activity in the civilian market;

●	our manufacturing capabilities;

●	our entering into certain partnerships with third parties;

●	obtaining required regulatory approvals for sales or exports of our products;

●	our marketing plans;

●	our expectations regarding our short- and long-term capital requirements;

●	the effect of COVID-19 on our business;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks that could adversely impact our business and financial performance.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Annual Report to “UAS,” “we,” “us” and “our” are references to UAS Drone Corp., and unless indicated, does not refer to the entity created by the closing of the share exchange with Duke Robotics, Inc., a Delaware corporation (“Duke”), and the shareholders of Duke who executed and delivered the Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Duke became a majority-owned subsidiary of the Company (the “Share Exchange”). The Share Exchange closed on March 9, 2020. Such closing date is referred to as the “Effective Time.”

ii

PART I

Item 1. Business.

Corporate Overview

UAS Drone Corp., a Nevada corporation, which was headquartered in Palm Beach, Florida until the Share Exchange Agreement was consummated, was founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”). We completed an Asset Purchase Agreement on March 31, 2015, purchasing all the assets and certain liabilities of UAS LLP in exchange for 600,000 shares of our common stock and our assumption of certain liabilities of UAS LLP.  On March 9, 2020, the Company closed on the Share Exchange Agreement, pursuant to which Duke became a majority-owned subsidiary of the Company. Duke has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation.

Pursuant to the terms of the Share Exchange Agreement, at the Effective Time, the Company issued an aggregate of 28,469,065 shares of its common stock to the Duke stockholders in exchange for 22,920,107 shares of Duke’s issued and outstanding shares of common stock, representing approximately 99% of Duke’s issued and outstanding shares of common stock. Accordingly, each outstanding share of Duke common stock was exchanged for the right to receive 1.2421 shares of the Company’s common stock (the “Exchange Ratio”). Of the shares of Duke common stock that were exchanged for shares of the Company’s common stock, 51,410 (representing 63,856 shares of the Company’s common stock post-Share Exchange) shall be issued but remain in escrow until the Company completes a short-form merger, or other similar transaction, pursuant to which, such shares will be issued to their respective holders. These Duke stockholders not receiving shares of the Company’s common stock in exchange for their shares of Duke common stock at the Effective Time are referred to as the Non-Participating Duke Holders.

As such, at the Effective Time, the Duke stockholders owned an equivalent of approximately 71% of the Company’s common stock. After giving effect to the Share Exchange, Duke became a subsidiary of the Company. Following the Share Exchange, the Company adopted the business plan of Duke. Duke is a robotics company dedicated to the development of an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons.

Our mailing address is Duke Robotics, 1 Etgar Street (1st Floor), Tirat-Carmel, Israel 3903212, and our telephone number is 011-972-4-8124101.  Our web site address is https://dukeroboticsys.com/.

Company Overview

We are a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals; (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations; and (3) seeking sales of additional Quadrotors to this company or its clients. During 2018 and 2019, the Company did not sell any drones.

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

Duke is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

Although our first product has been designed to be used by an unmanned aerial system (a “UAS”), our robotic solutions are also adaptable to other military vehicles, boats and stationary environments, as well as civilian purposes, such as, high definition, high-end stabilized cameras. We believe that our system is to small arms and light weapons (e.g., weapons weighing less than 9 kilograms, or kg, or approximately 19.9 pounds) as drones are to air-to-ground missiles.

We have completed our first generation of our robotic systems. Prior to marketing our systems to potential customers, for security reasons, we are required to obtain various governmental approvals for each sale. We have filed marketing applications with the Israeli Ministry of Defense (“IMOD”) and as a result thereof, currently hold marketing approvals for about 50 countries, including the United States. Currently, our commercialization efforts are primarily focused on the U.S. market, with secondary efforts outside of the United States focused primarily on Western Europe.

Market Opportunity

The classic confrontation of army against army has become rare, while guerilla (or asymmetric) warfare has unfortunately become commonplace. Further, the foreign policy of the United States and other countries is increasingly designed around the parameter of not employing “boots on the ground” while at the same time minimizing collateral damage. The United States and other countries around the world have significantly increased their use of UASs for intelligence gathering, surveillance and tactical applications, such as delivery of heavy ordnance bombs and missiles. The use of UASs to fire small arms and light weapons from the air, however, has not yet become a viable option. Our technology thus addresses a crucial need of modern warfare to bring a wide range of weapons other than bombs and missiles to bear on remote hostile targets without risk to the military personnel deploying the weapons, while at the same time minimizing collateral damage. In addition, the rapid evolution of small unmanned air systems (“sUAS”) technologies, along with their size and low cost, enables novel concepts of employment that present challenges to current defense systems, creating new asymmetric threats for warfighters. Our system also addresses this crucial need for counter sUAS solutions and offers a kinetic interception, or “drone kill drone,” capability for defeating enemy sUAS.

Our system was designed with input from veterans of Israel’s elite special mission units. It is operated intuitively via a touch-based tablet, which serves as its control unit. Minimal prior training is required in order to operate the robot. In June 2016, our robot mounted on our UAS Octocopter platform was awarded the top prize at the Combating Terrorism Technology Conference sponsored by the United States Defense Department’s Combating Terrorism Technical Support Office, Israel’s Ministry of Defense Directorate of Defense Research and Development and the MIT Enterprise Forum of Israel.

Products

UAS Octocopter Integrated with Six Degrees of Freedom (“6 DOF”) Robotic Gimbal

Our special purpose UAS Octocopter (DK-HIPPOGRIFF) integrates for operational usage with our 6 DOF robot and is intended primarily for Military and homeland security purposes. Our lightweight robot allows accurate firing from various configurations consisting of UAS-mounted, land-mounted on light all-terrain vehicles and sea-mounted on boats. The robot is mounted on our UAS Octocopter platform, a combined system which we market under the commercial name “TIKAD.”

In addition to the various configurations and mounting options, the robots also permit the utilization of a wide range of small arms, light weapons and shotguns, with lethal and less lethal ammunition, with a maximum weight of nine (9) kilograms (approximately twenty (20) pounds). The combination of our robot, along with our stabilization platform and software, provides a unique firing platform that permits precision firing regardless of weather conditions or other variables.

Additionally, our robot may also be utilized as a ground sniper platform. Since the robot is a standalone unit, it can be mounted on a patrol or attack vehicle or be positioned at a strategic location. The capability of remote operation without the need to expose the operator to tactical danger can replace troops in different settings. This capability may reduce the number of casualties due to “friendly fire” incidents and may also significantly reduce exposure and risk to combat troops. Our robot is controlled by a remote-control device that permits the user to exert full control over its functions, including arming the robot as well as control the firing mechanism.

Our lightweight robot can also be used for civilian purposes and bring solutions that do not yet exist for different tasks that require high-end stabilization, such as: vertical takeoff and landing (“VTOL”) robotic landing gear for drones, VTOL aircrafts and medical aid robotic uses. We do not initially intend to focus on the sale of the robot for civilian purposes but expect our sales of the robot to increase as additional product options expand. We will also address, as needed, evolving regulation of civilian UASs.

TIKAD mounted with M4 5.56mm Assault Rifle and the Control Unit

Assembly and Testing

Currently, we assemble both our robots and UAS Octocopter at our facilities in Israel. We outsource the production of certain components to third-party manufacturers, from which we purchase supplies and custom-made machined parts required for the production of our robots and UAS Octocopter, all of which we assemble with the final product in our facilities. We currently source our parts and materials from approximately twenty (20) suppliers located primarily in the United States, Europe, Israel and China. We are not, however, dependent on any single manufacturer. In addition, while the components we purchase are built according to our specific designs and requests, we believe the components and materials we purchase are common in nature and can easily be obtained from alternative suppliers, if necessary. Components are tested and approved against the expected points of failure during extended and aggressive operations. For example, we test items such as the load carrying capacity of our products as well as various software components. After the lab testing phase, the robot and UASs undergoes a series of field tests which examine the operation of each function. Results are combined with multi-phased airborne testing.

In addition, we have not executed supply agreements with our third-party suppliers. More importantly, our proprietary and confidential complex kinematic algorithms and control software is our most valuable intellectual property. We have built an in-house laboratory to support the assembly and commercialization of our products. We believe that the current size and capacity of our in-house laboratory, located at our facilities in Israel, will be sufficient to support all of our commercialization activities in the near future.

Market Strategy

We expect that our growth will initially derive from sales of TIKAD (our robot mounted on UAS Octocopter platform), and later from sales of our robot mounted on other platforms, such as light all-terrain vehicles and sea-mounted on boats.

●	Focus on sales in the United States. We believe that the United States military will be our lead and reference customer. The United States alone presents a significant and diverse market opportunity – special operation forces units, various counter-terrorism (federal, state and city) units, regular local police forces (the use of less-lethal weapons), U.S. Army, National Guard, U.S. Navy, Coast Guard and the Border Police.

●	Sales to NATO. We believe adoption of our products in the United States will open the markets in countries that are U.S. allies such as the NATO countries.

●	Civilian Market. We believe that our robot, due to its novel and unique capabilities, including stabilization of six degrees of freedom in real-time, can bring solutions that do not yet exists for different tasks that require high end stabilization, such as VTOL robotic landing gear for drones and aircraft that enables take-offs and landings on uneven terrain and on steep slopes and medical uses for robotic procedures which need high accuracy.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property, and to operate without infringing or violating the proprietary rights of others. We rely on a combination of trade-secrets, know-how, and other contractual rights (including confidentiality and invention assignment agreements) to protect our intellectual property rights. We also restrict access to our sensitive intellectual property information to our most senior management.

To protect certain key technologies, we have submitted a U.S. patent Application for stabilization system patents, which is pending. We do not know whether any of our current or future patent applications will result in the issuance of any patents.

Sales and Marketing

Marketing and sales efforts are currently concentrated on TIKAD. Our robot has been designated as a unique system by the IMOD and has received official approval as the sole supplier of this solution to the IMOD. The IMOD has also publicly endorsed our combined robotic and UAS system, which we market under the commercial name TIKAD, as an innovative future battlefield technology that may be implemented by the Israeli Defense Forces (the “IDF”).

We are currently in the process of building up our sales and marketing infrastructure primarily in the United States. This includes cooperation with agents, distributors and resellers of products that are experienced in our market. We have engaged an experienced U.S.-based strategic consultant for U.S. Government and Customer relations with a proven track record in the Defense market. We intend to focus our sales efforts in the United States because the U.S. military in general and special operation forces units in particular are expected to be our largest customers, both in our early commercialization stage and for the foreseeable future.

Competition

While we believe that our products are novel, and that we have unique knowledge of military operational demands and challenges and years of developing complex military airborne systems and advanced robotics, the defense industry is a competitive environment. Competition is based on product and program performance, price, reputation, reliability, life cycle costs, overall value to the customer and responsiveness to customer requirements. This includes the ability to respond to rapid changes in technology. In addition, our competitive position sometimes may be affected by specific requirements in particular geographic and product markets.

Continuing consolidation in the defense industry has affected competition. In addition, many major prime contractors are increasing their in-house capabilities. These factors have decreased the number but increased the relative size and resources of our competitors. We plan to continually adapt to market conditions by adjusting our business strategy to changing market conditions. In addition, we plan to seek to enter into strategic partnership and cooperation agreements that we believe can assist us in overcoming the challenges of competing in our industry. We also anticipate continued competition in defense markets due to declining defense budgets in many countries.

Our competitors, either alone or through their strategic partners, might have substantially greater name recognition and financial, technical, manufacturing, marketing and human resources than we do. These entities may also have significantly greater experience and infrastructure in commercializing defense products, obtaining regulatory approval for those products and commercializing those products around the world.

Government Regulation

Government Contracting Regulations. We operate under laws, regulations and administrative rules governing defense and other government contracts, mainly in Israel and the United States. Some of these carry major penalty provisions for non-compliance, including disqualification from participating in future contracts. In addition, our participation in governmental procurement processes in Israel, the United States and other countries is subject to specific regulations governing the conduct of the process of procuring defense and homeland security contracts.

Israeli Export Regulations. Israel’s defense export policy regulates the sale of a number of our systems and products. Current Israeli policy encourages exports to approved customers of defense systems and products such as ours, as long as the export is consistent with Israeli government policy. Subject to certain exemptions, a license is required to initiate marketing activities. We also must receive a specific export license for defense related hardware, software and technology exported from Israel. Israeli law also regulates export of “dual use” items (items that are typically sold in the commercial market but that also may be used in the defense market). We have filed marketing applications with the IMOD and have already received marketing approvals for about fifty (50) countries including the U.S. It is expected that in the mid-term more than seventy-five (75%) of our revenue will be derived from exports subject to Israeli export regulations.

Approval of Israeli Defense Acquisition. The Israeli Defense Entities Law (Protection of Defense Interests) establishes conditions for the approval of an acquisition or transfer of control of an entity that is determined to be an Israeli “defense entity” under the terms of the law. Designation as a “defense entity” is to occur through an order to be issued jointly by the Israeli Prime Minister, Defense Minister and Economy Minister. Although no such orders relating to us have been issued as of the date hereof, it is possible that our Israeli subsidiary may be designated as a “defense entity” under the law. An order (pursuant to the law) would establish conditions and restrictions regarding non-Israeli control of our Israeli subsidiary. For example, Israeli government approval might be required for acquisition of twenty-five percent (25%) or more of the voting securities or a smaller percentage of shares of common stock that grant “means of control” in the Company, if such were to directly affect the control of our Israeli subsidiary. Means of Control for the purposes of the law includes the right to control the vote at a shareholders’ meeting or to appoint a director.

Approval of U.S. and Other Defense Acquisitions. Many countries in addition to Israel also require governmental approval of acquisitions of local defense companies or assets by foreign entities. Mergers and acquisitions of certain types of defense related businesses in the U.S. are subject to the Foreign Investment and National Security Act (“FINSA”). Under FINSA, foreign acquisitions of certain types of defense related businesses in the U.S. require review, and in some cases approval, by the Committee on Foreign Investment in the United States (“CFIUS”). In that regard, if a foreign entity attempts to acquire us or all of our domestic assets, such transactions may be subject to FINSA, and in certain instances CFIUS has the authority to order divestment and cancellation of the transaction.

“Buy American” Laws. The U.S. “Buy American” laws impose price differentials or prohibitions on procurement of products purchased under U.S. government programs. The price differentials or prohibitions apply to products that are not made in the United States or that do not contain U.S. components making up at least fifty percent (50%) of the total cost of all components in the product. However, a Memorandum of Agreement between the United States and Israeli governments waives the “Buy American” laws for specified products, including most of the products we are currently selling in the United States.

Procurement Regulations. Solicitations for procurements by governmental purchasing agencies in Israel, the United States and other countries are governed by laws, regulations and procedures relating to procurement integrity, including avoiding conflicts of interest, corruption, human trafficking and conflict minerals in the procurement process. Such regulations also include provisions relating to information assurance and for the avoidance of counterfeit parts in the supply chain.

Anti-Bribery Regulations. We conduct operations in a number of markets that are considered high risk from an anti-bribery compliance perspective. Laws and regulations such as the Israel Penal Code, the Organization for Economic Cooperation and Development (“OECD”) Convention on Combating Bribery of Foreign Public Officials in International Business Transactions, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and corresponding legislation in other countries, prohibit providing personal benefits or bribes to government officials in connection with the governmental procurement process. Israeli defense exporters, like ourselves, are required to maintain an anti-bribery compliance program, including specific procedures, record keeping and training.

Audit Regulations. The IMOD may audit our books and records relating to its contracts with us. Our books and records and other aspects of projects that will be related to the U.S. defense contracts will be subject to audit by U.S. government audit agencies. Such audits review compliance with government contracting cost accounting and other applicable standards. If discrepancies are found this could result in a downward adjustment of the applicable contract’s price. Some other customers have similar rights under specific contract provisions.

Civil Aviation Regulations. Several of our products for commercial aviation applications are subject to flight safety and airworthiness standards of the U.S. Federal Aviation Administration and similar civil aviation authorities in Israel, Europe and other countries.

Environmental, Health and Safety Regulations. We are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we have operations. This includes regulations relating to air, water and ground contamination, hazardous waste disposal and other areas with a potential environmental or safety impact.

Employees

We currently have no full-time employees and have two (2) executive officers, our Chief Executive Officer and Interim Chief Financial Officer. We hire freelance contractors and consultants in order to limit our operating expenses and therefore allowing us to scale as necessary. We maintain long-term relationships with these freelance contractors and consultants. Following the Share Exchange, the Company may enter into an employment or service agreements with its CEO, CTO and President.

All of our consulting agreements include undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and confidentiality. The enforceability of such provisions is limited for some employees by Israeli law.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an “emerging growth company,” we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our filings with the U.S. Securities and Exchange Commission (the “SEC”) will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.”  Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A. Risk Factors.

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this Annual Report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to our Business and Industry

We have a limited operating history and have generated limited revenues to date.

Our limited operating history makes evaluating the business and future prospects difficult, and may increase the risk of your investment. Our operating subsidiary in Israel was formed in March 2014. To date, we have generated limited revenues and have not yet begun meaningful commercialization efforts with respect to our products. We intend in the long-term to derive substantial revenues from the sales of our products as well as future models of other robots and our UAS platforms for both military and civilian use, but there can be no assurance that we will be able to do so.

We may not be able to obtain adequate financing to continue our operations.

We expect that we will need to raise additional funds to continue the design, manufacture, sale and servicing of our TIKAD as well as develop future robot products and other platforms for the implementation of our robot. We believe that we will need to raise additional capital in the future to fund our research and development and commercialization efforts. If we seek to raise additional capital, we may do so through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions or other persons. This capital will be necessary to fund ongoing operations, continue research, development and design efforts, establish a sales infrastructure and make the investments in tooling and equipment required to develop and manufacture our products. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The New Debentures and the terms of the Convertible Loan Agreements (as such terms are defined below) each include terms that could create further dilution to other holders if we were to raise capital at a lower price per share or upon other terms, which could also make closing any such future financing, if any, more difficult. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

A pandemic, epidemic or outbreak of an infectious disease in the United States, Israel or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Israel or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective Thursday, March 12, 2020, at 20:00 (Israel time) foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel; non-Israeli residents will be required to prove they have the means to self-quarantine before being allowed entry into Israel and, in addition, non-Israeli residents or citizens traveling from certain countries may be denied entry into Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020 recommending people avoid gatherings in one space and providing that no gathering of more than 100 people should be held under any circumstances. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may also result in the inability of our manufacturers to deliver components or finished products on a timely basis and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of an infectious disease, such as COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding.

We may have to engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock could be reduced by the dilution caused by future equity issuances. Interest on debt securities could increase costs and negatively impact operating results. In the event we are permitted to issue preferred stock pursuant to the terms of our articles of incorporation, preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock would be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms possibly less favorable to us, or which trigger dilutive issuances of our common stock to the holders of the New Debentures or the Primary Lenders (as such terms are defined below), and thereby adversely impact your investment. Shares of common stock which we sell from time to time could be sold into any market that develops, which could adversely affect the market price of our common stock.

Duke’s independent auditor firm has expressed in its report to Duke’s 2018 audited financial statements for the year ended December 31, 2018, a substantial doubt about its ability to continue as a going concern.

We only recently entered the commercialization stage and the development and commercialization of our products are uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, Duke’s independent auditor firm has expressed in its auditors’ report on the financial statements for December 31, 2018, a substantial doubt regarding Duke’s ability to continue as a going concern. Duke’s financial statements for December 31, 2018, do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

Our revenues will depend heavily on government contracts

We expect to derive most of our future revenues directly or indirectly from government agencies, mainly the U.S. Department of Defense (“DoD”). In addition, we offer our products to IMOD and intend to offer these to other governmental and quasi-governmental agencies around the world, including U.S. allies such as the NATO and equivalent authorities of various countries pursuant to contracts awarded to us under defense and homeland security-related programs. Technology products from foreign countries have an inherent disadvantage against domestic offerings. The funding of government programs could be reduced or eliminated due to numerous factors, including geo-political events and macro-economic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

We face other risks in our expected international sales.

We expect to derive a significant portion of our revenues ultimately from international sales. Changes in international, political, economic or geographic events could cause significant reductions in our revenues, which could harm our business, financial condition and results of operations. In addition to the other risks from international operations set forth elsewhere in these Risk Factors, some of the risks of doing business internationally include imposition of tariffs and other trade barriers and restrictions, political and economic instability in the countries of our customers and suppliers, changes in diplomatic and trade relationships and increasing instances of terrorism worldwide. Due to our subsidiary being located in the State of Israel, some of these risks may be affected by Israel’s overall political situation. (See “Risks Related to Israeli Law and Our Operations in Israel” below.)

We operate in a competitive industry.

While we believe that we are the only developer and manufacturer of UASs capable of pinpoint accurate firing of light weapons, the UAS market generally in which we participate is highly competitive and becoming more so. This market is also characterized by rapid and innovative technological change. If we are unable to improve existing systems and products and develop new systems and technologies in order to meet evolving customer demands, our business could be adversely affected. In addition, our competitors could introduce new products with innovative capabilities, which could adversely affect our business. We compete with many large and mid-tier defense companies on the basis of system performance, cost, overall value, delivery and reputation. Many of these competitors are larger and have greater resources than us, and therefore may be better positioned to take advantage of economies of scale and develop new technologies.

We may experience production delays if suppliers fail to make compliant or timely deliveries.

The manufacturing process for some of our products largely consists of the assembly, integration and testing of purchased components. If a supplier stops delivery of such components, finding another source could result in added cost and manufacturing delays. Moreover, if our subcontractors fail to meet their design, delivery schedule or other obligations we could be held liable by our customers, and we may be unable to obtain full or partial recovery from our subcontractors for those liabilities. The foregoing risks could have a material adverse effect on our operating results.

Undetected problems in our products could impair our financial results and give rise to potential product liability claims.

If there are defects in the design, production or testing of our products and systems, we could face substantial repair, replacement or service costs, potential liability and damage to our reputation. Defects or malfunctioning of our products, if they were to occur, would likely result in significant damage and loss of life. We may not be able to obtain product liability or other insurance to fully cover such risks, and our efforts to implement appropriate design, testing and manufacturing processes for our products or systems may not be sufficient to prevent such occurrences, which could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on proprietary technology that may be infringed.

Many of our systems and products depend on our proprietary technology for their success. Like other technology-oriented companies, we rely on a combination of trade secrets, copyrights and trademarks, together with non-disclosure agreements, confidentiality provisions in sales, procurement, employment and other agreements and technical measures to establish and protect proprietary rights in our products. While we are in the process of seeking patents for our technology, there is no guarantee that such patents will be granted. Our ability to successfully protect our technology may be limited because:

●	intellectual property laws in certain jurisdictions may be relatively ineffective;

●	detecting infringements and enforcing proprietary rights may divert management’s attention and company resources;

●	contractual measures such as non-disclosure agreements and confidentiality provisions may afford only limited protection;

●	any patents we may receive will expire, thus providing competitors access to the applicable technology;

●	competitors may independently develop products that are substantially equivalent or superior to our products or circumvent our intellectual property rights; and

●	competitors may register patents in technologies relevant to our business areas;

In addition, various parties may assert infringement claims against us. The cost of defending against infringement claims could be significant, regardless of whether the claims are valid. If we are not successful in defending such claims, we may be prevented from the use or sale of certain of our products, or liable for damages and required to obtain licenses, which may not be available on reasonable terms, any of which may have a material adverse impact on our business, results of operation or financial condition.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse effects. We may not be able to maintain adequate levels of insurance for these liabilities at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to retain and motivate existing employees. Due to our reliance upon skilled laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance for any of our employees.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 1, 2020, we had only one (1) employee. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third party providers. Our systems have been, and are expected to continue to be, the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot assure that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data.

We have applied for a patent for certain of our key technologies and may apply for additional patents in the future. Our ability to protect our intellectual property and proprietary technology is uncertain and may be inadequate, which may have a material and adverse effect on us.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We applied for a patent with the United States Office Patent and Trademark Office to protect certain of our key technologies, however, we cannot assure you that we will be able to control all of the rights for all of our intellectual property. We do not know whether any of our current or future patent applications, if any, will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to compounds or processes used by or competitive with ours. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or may even be superior to ours.

In the event a competitor infringes upon our intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents rights against a challenge. The failure to obtain patents and/or protect our intellectual property rights could have a material and adverse effect on our business, results of operations and financial condition.

In addition, we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with all of our executive officers, employees, consultants and advisors, however, such agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. However, we have not executed confidentiality agreement or non-compete agreements with our third-party suppliers and there is no restriction on their working with our competitors or selling our component designs to other parties. In that regard, we deem our complex kinematic algorithms and control software to be our most valuable intellectual property and is done in-house only with no sub-contractor involved.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from developing our products, require us to obtain licenses from third parties or to develop non-infringing alternatives and subject us to substantial monetary damages.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to products we develop. Whether a product infringes a patent or misappropriates other intellectual property involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Our potential competitors may assert that some aspect of our product infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents upon which our products could infringe. There also may be existing patents or pending patent applications of which we are unaware upon which our products may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe them, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

The sale of our products is subject to various regulatory requirements of the Israeli Ministry of Defense and will also be subject to regulatory requirements in countries in which we seek to sell our products.

Due to the fact that we sell products used that may be purchased in the defense and/ or military industry, and otherwise conduct business with the IMOD, we may be required to obtain approval from the IMOD with respect to each agreement for the sale of our products. In that regard, we are required to secure the approval of the IMOD prior to offering the sale of our products to any third party. In addition, we are required to obtain approvals from the IMOD prior to the execution and performance of any such agreement. If we fail to obtain approvals in the future, if approvals previously obtained are revoked or expire and are not renewed or if government policies change, our ability to sell our products and services to customers would be impacted, resulting in a material adverse effect on our business, revenues, assets, liabilities and results of operations.

Risks Related to our Common Stock

In connection with the Share Exchange, Duke obtained a ruling (the “Ruling”) from the Israeli Tax Authority with regard to the exemption of the Share Exchange from being considered as a tax event for Israeli stockholder of Duke. The Ruling we obtained in connection with the Share Exchange imposes conditions that may limit our flexibility in operating our business and our ability to enter into certain corporate transactions.

The Ruling we obtained in connection with the Share Exchange imposes a number of conditions that limit our flexibility in operating our business and in engaging in certain corporate transactions. In accordance with the terms of the Ruling, until the two year anniversary of the Effective Time, we agreed to maintain (and, to the extent that our operations expand, likewise expand) the same economic activity for the Company after the Share Exchange as conducted by Duke prior to such transaction and that the Israeli Duke stockholders continue to hold at least twenty-five percent (25%) of their holding in the Company’s issued and outstanding stock at the Effective Time. Under certain circumstances, these conditions may not allow us the flexibility that we need to operate our business and may prevent us from taking advantage of strategic opportunities that would benefit our business and our stockholders.

Our executive officer, directors and certain stockholders who are beneficial owners of more than 5% of our outstanding common shares possess the majority of our voting power, and through this ownership, have the ability to control our Company and our corporate actions.

Following the Share Exchange, our current executive officer and directors hold approximately 30% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding common shares, as of the Effective Time, including one such shareholder who beneficially owns approximately 19% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have four additional non-affiliated stockholders who are beneficial owners of more than 5% of our outstanding common shares. Although none of these non-affiliated stockholders currently have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining their vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

For additional details concerning beneficial ownership of our securities, please refer to the section below entitled “Post-Share Exchange Beneficial Ownership of the Company’s Common Stock” and with respect to voting power, please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Pink Market under the symbol “USDR.” The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Pink Market may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

Other factors that could have a similar impact include, but are not limited to:

●	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Share Exchange may limit interest in our securities;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	variations in quarterly operating results from the expectations;

●	revisions in securities analysts’ estimates or reductions;

●	our ability to obtain working capital financing;

●	announcements of new products or services by us or our competitors and changes in our industry;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant strategic acquisitions;

●	loss of any strategic relationship;

●	regulatory developments;

●	general technological, market or economic trends;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry; and

●	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity. No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Our common stock may never be listed on a major stock exchange.

While we may seek the listing of our common stock on a national or other securities exchange at some time in the future, we currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

Our common stock is subject to price volatility unrelated to us or our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including quarterly operating results of other companies in the same industry, changes in general conditions in the economy and the financial markets, including COVID-19 or other developments affecting the Company’s competitors. In addition, the OTC Pink Market is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial portion of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six (6) months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six (6) months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Pink Market). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Share Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Share Exchange are being issued in reliance on an exemption from the registration requirements under Section 4(a)(2) of the Securities Act. Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Share Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

The sales practice requirements of the Financial Industry Regulatory Authority (“FINRA”) may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s common stock, which may limit your ability to buy and sell the Company’s stock and have an adverse effect on the market for our shares.

Risks Related to Israeli Law and Our Operations in Israel

We have offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

While our executive offices are located in the United States, we maintain offices in Israel. In addition, many of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. During November 2012, July 2014 and as recently as November 2019, Israel was engaged in an armed conflict with militia groups, one of which is a political party who control the Gaza Strip. In addition, recent political uprisings and conflicts in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East. This instability has raised concerns regarding security in the region and the potential for armed conflict. In addition, it is widely believed that Iran, which has previously threatened to attack Israel, has been increasing efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. Additionally, the Islamic State of Iraq and Levant (“ISIL”) a violent jihadist group, is involved in hostilities in Iraq and Syria and has been growing in influence. Although ISIL’s activities have not directly affected the political and economic conditions in Israel, ISIL’s stated purpose is to take control of the Middle East, including Israel. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any potential future conflict could also include missile strikes against parts of Israel, including our offices and facilities. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial conditions or the expansion of our business.

Our operations are subject to currency and interest rate fluctuations.

We incur expenses in U.S. dollars and NIS, but our financial statements are denominated in U.S. dollars. The U.S. dollar is our functional currency. However, as we also incur expenses in NIS, we are affected by foreign currency exchange fluctuations through both translation risk and transaction risk. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

It may be difficult to enforce a judgment of a United States court against us and our officers and directors to assert United States securities laws claims in Israel or to serve process on our officers and directors and these experts.

Our executive office, corporate headquarters and manufacturing facilities are located in Israel. In addition, all of our officers and directors are residents of Israel. All of our assets and most of the assets of these persons are located in Israel. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to United States securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of United States securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not United States law is applicable to the claim. If United States law is found to be applicable, the content of applicable United States law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a United States or foreign court.

Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

Our employees and consultants in Israel, including members of our senior management, may be obligated to perform one month, and in some cases longer periods, of military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants. Such disruption could materially adversely affect our business and operations.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties.

As of December 31, 2019, our headquarters were located at 420 Royal Palm Way, Suite 100, Palm Beach, Florida 33480, for which we paid no rent. These offices are shared with GreenBlock Capital LLC (“GBC”), which, as of December 31, 2019, was the beneficial owner of approximately 37% of our outstanding shares of common stock.

Following the Share Exchange, our principal executive office is currently located at 1 Etgar Street, Tirat-Carmel, Israel. In July 2018 and June 2019, Duke Israel executed two independent lease agreements (the “2018 Lease” and the “2019 Lease”) to lease separate spaces at the address of our principal executive office. The July 2018 Lease is in effect until June 30, 2020 while the June 2019 Lease is in effect for 12 months from the date thereof and includes two successive optional extension periods of 12 months each. In addition, pursuant to an agreement entered into by Duke, we have the right to use office space and receive other administrative services at a location in the State of Florida.

Item 3. Legal Proceedings.

As of December 31, 2019, we were not involved in any legal, pending legal or administrative proceedings and management was not aware of any such proceedings that were pending or threatened.

As a result of the Share Exchange, which closed in March 2020, we have one matter of litigation open, as further described below.

On February 14, 2018, a complaint was filed against: (i) Duke, (ii) Duke Israel, (iii) Aphek Trading Kadosh and Razi Ltd. (“Aphek”) an Israeli corporation owned by Raziel Atuar and Amir Kadosh, and (iv) Mr. Sagiv Aharon, our CTO, CEO, President and Director by Blackhawk Laboratories (the “Plaintiff”), a U.S. based company, in the Central District of Israel (Case No. 31727-02-18). Following a procedural agreement between the Plaintiff and defendants, the complaint was transferred to the District Court in Tel Aviv.

The complaint asserts a claim for breach of contract, breach of duty, negligence and unjust enrichment with regards to a services agreement dated June 13, 2014, between the Plaintiff and Duke Israel. The complaint asserts that Duke Israel agreed to pay for certain services alleged to have been performed by the Plaintiff and that the Plaintiff was entitled to receive 8% of the issued and outstanding shares of common stock of Duke Israel over a 12 month period from June 2014 to June 2015.

The Plaintiff’s complaint seeks an order requiring either Duke Israel to issue to the Plaintiff 8% of its issued and outstanding shares of our common stock; or alternatively for Duke to issue to the plaintiff 4.8% of its issued and outstanding shares of our common stock; or alternatively for Aphek and Mr. Aharon Sagiv to transfer 8% of their shareholdings in Duke to the Plaintiff.

The defendants believe the Plaintiff’s complaint has no merit and they intend to vigorously defend the lawsuit.

Duke does not believe the lawsuit will have a material effect on the Company as Mr. Raziel Atuar, Mr. Amir Kadosh and Mr. Sagiv Aharon have agreed to indemnify the Company and Duke Israel for any losses to the Company and Duke Israel as a result thereof, including, but not limited to monetary damages and be responsible for the issuance of any shares of common stock of Duke Israel or Duke in the event the Plaintiff is successful in its lawsuit.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2019, 1,172,544 shares of our common stock were outstanding. Our common stock is illiquid and any reported sales price for our common stock is inaccurate. There is currently no established public market for our common stock, and we cannot guarantee that a market for our common stock will ever develop or be maintained. There haven’t been any bids for our stock in the past two years.

As of April 8, 2020, we have approximately 80 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name.” Our trading symbol on the OTC Pink market is “USDR.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2019 and December 31, 2018 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Company Overview

As of December 31, 2019, we had no business operations and were a shell company, as such term is defined in Rule 12b-2 of the Exchange Act.

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

Our agreements with Havis were mutually terminated on February 21, 2020 as there has been no manufacturing of the drones nor development of marketing or service program.

Share Exchange

On March 9, 2020, Duke entered into the Share Exchange with the Company, pursuant to which a majority of the issued and outstanding shares of common stock of Duke were purchased by the Company in exchange for shares of the Company’s common stock, resulting in Duke becoming a subsidiary of the Company. Following the Share Exchange, the Company has adopted the business plan of Duke.

As the result of the Share Exchange and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Duke, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

As a result of the Share Exchange, we are now a robotics company dedicated to the development of an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

The following discussion and analysis pertains to our Company as of December 31, 2019 and does not take into consideration the financial results of Duke.

Critical Accounting Policies and Estimates

Going Concern

Our financial statements have been prepared assuming that the Company will continue as a going concern. We have net losses for the period from inception (August 22, 2014) to December 31, 2019, of $1,057,526 and $0 of revenue during our fiscal year ended December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts, or that any future fundraising, if any, would be on terms favorable to us.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

During the year ended December 31, 2019, the Company did not sell any drones. For the year ended December 31, 2018, the Company generated $0 revenues.

During the year ended December 31, 2019, the Company incurred $135,543 of expenses compared to $100,560 for the year ended December 31, 2018. The expenses for 2019 and 2018 were primarily for director fees, legal fees, audit fees, and non-cash expense for the issuance of common stock and vesting of stock options. The increase was the result of additional spending for consulting fees, mainly legal fees.

UAS’s net loss was $172,948 in 2019 versus $142,324 in 2018.

Liquidity and Capital Resources

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The Company has $262 cash on hand at December 31, 2019 versus $61 at December 31, 2018. Cash used by operations for the year ended December 31, 2019 was $55,815 versus $60,442 for the year ended December 31, 2018. The cash used was for legal and accounting fees, office supplies and consulting fees.

Cash on hand at December 31, 2019 is not sufficient to sustain operations for the next twelve months.

On October 1, 2018, the Company financed the premium for directors’ and officers’ insurance. The Company borrowed $31,610 at 5.68% interest, and the note will be repaid in 10 equal installments of $3,244. As of December 31, 2019, the balance of the note payable was $0.

On September 2, 2019, the Company executed a promissory note (the “Promissory Note”) having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021.  The Promissory Note is non-recourse and carries no personal guarantees. As of December 31, 2019, the balance of this Promissory Note payable was $35,000.

On October 1, 2019, the Company financed the premium for directors’ and officers’ insurance. The Company borrowed $12,293 at 7.35% interest, and the note will be repaid in 5 equal installments of $2,459. As of December 31, 2019, the balance of the note payable was $4,963.

Subsequent to December 31, 2019, in conjunction with the consummation of the Share Exchange, and as a condition thereof, the Company entered into the following agreements: (i) several convertible loan agreements, on the same terms, in the aggregate amount of $965,000 (each, a “Convertible Loan Agreement”), (ii) securities exchange agreements (each, an “Exchange Agreement”) with outstanding debt holders of the Company, Alpha Capital Anstalt (“Alpha”) and GBC to respectively cancel existing debentures or debt and in exchange issue new debentures in the aggregate amount of $400,000 (the “New Debentures”) and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively, (iii) several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of Company common stock (the “Note Conversion”) and (iv) a Registration Rights Agreement (the “Registration Rights Agreement”) with GBC, Alpha, the Primary Lenders and certain Duke shareholders. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, we refer to these parties as the “Primary Lenders.”

The Primary Lenders will have the option to convert the unpaid balance of their respective Convertible Loan Agreements into shares of the Company’s common stock based on the lower of (A) lowest effective price per share set in connection with any funds raised by the Company during the six (6) months following the Effective Time (“effective price” per share means (i) if only shares of Company common stock are sold in a transaction, the amount actually received in cash by the Company and (ii) if shares of Company common stock are sold in a transaction and, in connection therewith additional securities or rights are sold or otherwise issued, the amount actually received in cash by the Company, for the shares of Company common stock and such additional rights upon their issuance, reduced by the aggregate fair market value of the additional rights (as determined using the Black-Scholes option pricing model or another method determined by the Company in good faith), in each case divided by the number of shares of Company common stock issued in such transaction); (B) 80% of the lowest effective price per share set in connection with any funds raise by the Company at any time subsequent to six (6) months following the Effective Time until such time as the Loans are fully repaid or otherwise converted (provided however that such price per share shall not be available in the event of an issuance of Alternative Securities (as defined below) to the Primary Lender); (C) a price per share reflecting a post-money valuation of the Company of $15,000,000 following the next investment in the Company following the Effective Time; or (D) the conversion price, as adjusted for a Dilutive Event, under the New Debentures. The conversion price is currently $0.374.

If the Company issues shares of stock other than common stock or other securities (“Alternate Securities”) prior to the full conversion or repayment of the loan amount under each Convertible Loan Agreement, then the Primary Lender shall be entitled to declare that the shares issued pursuant to a conversion shall be Alternate Securities having the same class, rights, preferences and privileges as will be attached to such class of Alternate Securities; provided that in order to receive such Alternate Securities, the Primary Lender shall be required to convert the unpaid balance and accrued and unpaid interest then outstanding under the Convertible Loan Agreement in full. The Convertible Loan Agreements contain a beneficial ownership limitation set at 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the loan provided by the Primary Lender under their respective Convertible Loan Agreement; provided, however that each Primary Lender may increase such beneficial ownership limitation to 19.99% upon prior notice to the Company.

In addition, pursuant to the Convertible Loan Agreements, if prior to the maturity date of such loans, the Company enters into an event of default (as defined in the agreements), then the Primary Lenders shall have the right to convert the amount then outstanding under their respective Convertible Loan Agreements at the nominal price of the shares of common stock ($0.0001 per share of common stock).

Debenture Exchange

In addition, the Company entered into Exchange Agreements with each of Alpha and GBC, whereby the parties to the separate Exchange Agreements agreed to amend the terms of the debentures issued to such lenders in April 2015, 2016 and 2017 (the “Old Alpha Debentures”) and for advances made by GBC from February 2016 to the date hereof (the “GBC Debt Advances”) respectively, pursuant to separate SPAs, by way of cancellation of the Old Alpha Debentures and GBC Debt Advances and entering into the Exchange Agreement providing for the issuance of the New Debentures and the issuance of 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively.

The New Debentures are in the aggregate amount of $400,000, mature three years from the date of their issuance, or on March 9, 2023, years, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. The Exchange Agreement contains customary representations, warranties and covenants of the Company and purchaser for similar transactions.

Note Conversions

Immediately prior to the Effective Time, as a condition to the closing of the Share Exchange, the Company issued to the Primary Lenders of the Promissory Notes such number of the Company’s common stock equal to approximately 24% of the post-Exchange shares of the Company’s common stock, or an aggregate amount of 9,623,621 shares of the Company common stock, equal to a price of approximately $0.00367 per share, with the purpose of the recapitalization being to allow the Company to satisfy the conditions to completing the Share Exchange.

Registration Rights

Immediately prior to the Effective Time, and effective at such time, the Company entered into the Registration Rights Agreement with, among others, Alpha, GBC and the Primary Lenders, to permit them to have their securities in the Company included in a registration statement for resale by the holder when filed by the Company on a piggyback basis and one demand registration right. The Company is responsible for bearing the costs of any of these acts of registration of the securities.

Outlook

According to management estimates, liquidity and capital resources as of December 31, 2019 were not sufficient to maintain our planned level of operations for the next 12 months. As of December 31, 2019, we had an accumulated deficit and a minimal amount of stockholders’ equity. In addition, during the years ended December 31, 2019 and 2018, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2019 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

We were able to obtain additional cash as a result of the Convertible Loan Agreements that we entered into in March 2020, and as a result thereof, we anticipate that our cash balances as of the date of this Annual Report will be sufficient to permit us to conduct our operations up to the second half of 2021. The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business and Industry” beginning on page 7 of this Annual Report.

If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts.

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

Item 8. Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2019, there were no changes in and disagreements with accountants on accounting and financial disclosures or otherwise.

Effective March 9, 2020, and in connection with the closing of the Share Exchange, the Company’s board of directors effected a change to its independent registered public accounting firm from D. Brooks and Associates CPAs, P.A. (the “Former Auditor”) to Halperin CPA, Financial Consulting and Management (the “New Auditor”).

During the fiscal years ended December 31, 2018 and 2017 and the subsequent interim period through March 9, 2020, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for the material weakness in internal control over financial reporting related to inadequate segregation of duties consistent with control objectives and ineffective controls over period-end financial reporting and disclosure processes, as disclosed in Item 9A of each of the Company’s Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017.

The Company provided the Former Auditor with a copy of the Current Report on Form 8-K that it filed on March 10, 2020, which contained the above disclosure, prior to filing with the SEC and requested that the Former Auditor furnish us with a letter addressed to the SEC stating whether the Former Auditor agrees with the statements in the Current Report on Form 8-K that was filed on March 10, 2020. The letter from the Former Auditor is filed as Exhibit 16.1.

During the fiscal years ended December 31, 2018 and 2017 and the subsequent interim period through March 9, 2020, neither the Company, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by the New Auditor that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management, with the participation of our then CEO and CFO, as in place as of December 31, 2019, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the then CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our then CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2019, at the above-described reasonable assurance level.

During the year ended December 31, 2019, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our previous management team, as in place as of December 31, 2019, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, as in place as of December 31, 2019, determined that the Company’s internal control over financial reporting as of December 31, 2019, was not effective.

Item 9B. Other Information

On April 12, 2020, the board of directors appointed Erez Nachtomy as the Company’s Interim Chief Financial Officer. No family relationships exist between Mr. Nachtomy and any of the Company’s directors or other executive officers. Other than his existing compensation with the Company pursuant to his role as Vice Chairman, there are no arrangements between Mr. Nachtomy and any other person pursuant to which Mr. Nachtomy was selected as an officer, nor are there any transactions to which the registrant is or was a participant and in which Mr. Nachtomy has a material interest subject to disclosure under Item 404(a) of Regulation S-K except as otherwise set forth in this Annual Report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth:

●	the names of our current directors and executive officers,

●	their ages as of December 31, 2019, the fiscal year for which this Annual Report is being filed; and

●	the capacities in which they served for UAS as of December 31, 2019:

Name	Age	Position(s)	Served in Position Since
Grant A. Begley	67	CEO and Director	2016
Christopher Leith	33	Acting Chief Financial Officer	2019
Christopher M. Nelson	50	Director	2015

In connection with the Share Exchange, on March 9, 2020, the above officers and directors of the Company stepped down from their positions, and effective thereupon, the following persons become directors and officers of the Company.

Name	Age	Position
Yariv Alroy	59	Chairman
Sagiv Aharon	39	Chief Executive Officer, Chief Technology Officer, President and Director
Erez Nachtomy*	58	Interim Chief Financial Officer and Vice Chairman
Eran Antebi	49	Director

* Effective on April 12, 2020, Mr. Nachtomy was also appointed to serve as our Interim Chief Financial Officer.

Yariv Alroy, Director and Chairman. Mr. Yariv Alroy is the Managing Director of T.N.S.A Consulting and Management LTD., a private consulting services and investments firm. From 1989 to 1993 Mr. Alroy worked for an Israeli law firm, with his last position as a partner. From 1993 to 1997, Mr. Alroy served as COO of SHAHAL Medical Services, and from 1997 to 2000 as Managing Director of SHL International Ltd. From 2000 until January 2016 Mr. Alroy served as Co-CEO of SHL Telemedicine LTD a company in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India, Japan and Israel, traded in the Swiss Stock exchange (SWX:SHLTN). In December 2018 Mr. Alroy was nominated as member of the board of directors and Chairman of SHL Telemedicine. Yariv Alroy holds an LL.B from Tel Aviv University.

Sagiv Aharon, CEO, CTO, President and Director. Mr. Sagiv Aharon co-founded Duke Israel. From 2008 to 2010, Mr. Aharon worked at the Israeli Aerospace Industry as a structural design engineer on a classified hybrid structure (composite/metal) air vehicle. From 2010 to 2011, Mr. Aharon worked at Rafael Advanced Weapon Systems Ltd. as a mechanical design engineer for complex active/reactive armor solutions for land vehicles. From 2011 to 2012, Mr. Aharon worked for Elbit Systems Ltd. (NASDAQ:ESLT) as a mechanical design engineer and a system integrator at several remotely operated weapon systems upon land vehicles. Mr. Aharon also serves as the CEO of Axis Aerospace Mechanical Design Ltd., a company working in the field of airborne structural projects and flight experiments, following strict aerospace level quality standards (AS9100). Mr. Aharon holds a B.Sc. in mechanical engineering with specialty in control and robotics from the Technion – Israel Institute of Technology.

Erez Nachtomy, Director, Vice Chairman and Interim Chief Financial Officer. Mr. Erez Nachtomy is the Managing Director of Ermi Nachtomy Assets Ltd., a private consulting services and investments firm. From 1989 until 2001, Mr. Nachtomy practiced law as an associate in one of the leading law firms in Israel, becoming a partner in the firm in 1994 and later on promoted to a senior partner. In March 2001, Mr. Nachtomy joined the executive team of SHL Telemedicine Ltd. (SWX:SHLTN), as Vice President, and from January 2005 to December 2016 he served as Executive Vice President. SHL Telemedicine Ltd. is active in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India and Japan. In December 2018 Mr. Nachtomy was nominated as Member of the Board of SHL Telemedicine. Mr. Nachtomy holds an LL.B. from Tel Aviv University, Israel.

Eran Antebi, Director. Mr. Antebi is the Finance Director Omrix Biopharmaceuticals Ltd. (a Johnson & Johnson company) since February 2017. Prior to that he was CFO of SHL Telemedicine Ltd. (SWX:SHLTN) since 2008. Mr. Antebi joined SHL in May 2004 as CFO of ShahalIsrael. Prior to joining SHL, from 2000 to 2004, Mr. Antebi was a manager with Ernst & Young in Israel. Mr. Antebi is a certified public accountant (CPA) in Israel and holds a B.A. in Accounting and Economics from Tel Aviv University, Israel.

In addition to our officers and directors, the following persons serve as advisory board members.

Thurston “Eric” Womble – Advisory Board Member (since June 2018). Mr. Womble brings many years of experience in the defense industry and the executive and legislative branches of the U.S. federal government and currently serves as a consultant with Elbit Systems of America LLC. Prior to that Mr. Womble served as President and Chief Executive Officer of ELTA North America from February 2015 until February 2018. Prior to that, Mr. Womble served in leading executive roles at Northrop Grumman Corporation (NGC) – Huntington Ingalls Industries. He joined NGC with over twenty-three years of experience serving in the Executive and Legislative Branches of the United States federal government.

Leslie Jay Cohen, Ph.D., Advisory Board Member (since January 1, 2017). From 1984 to 1989, Mr. Cohen worked at McDonnell Douglas Aerospace, as Director of Technical Operations and then as Director of Advance Launch System. From 1989 to 1996, Mr. Cohen served as Vice President of Advance Programs for McDonnell Douglas in Russia, working closely with launch vehicle manufacturers and strategic weapon systems designers, and in the United States as Director of the Army/Grumman/McDonnell Douglas Neutral Particle Beam Experiment. From 1996 to 2001, Mr. Cohen served as Director of Advance Program Development for Cytec Fiberite Inc. & AMT I and was responsible for the Aerospace Advanced Program development. From 2001 to 2018, Mr. Cohen served as Senior Vice President of New Business Development and Strategic Technology for Hitco Carbon Composites, a major supplier to the aerospace and industrial markets, where he was responsible for all business development and strategic technology. Mr. Cohen was a Fullbright Hayes Post Doctoral Fellow at the Israel Institute of Technology, and has published over 40 professional papers over the course of his career. Mr. Cohen holds a B.S., M.S., and Ph.D. in Civil Engineering (Structures & Materials) from the Carnegie Institute of Technology.

Danny Rothschild (Major General, Res.), Advisory Board Member (since January 1, 2017). Gen. Rothschild served in the IDF intelligence corps for over thirty years, in various capacities, including Assistant to the IDF Chief of Staff, commander of the IDF Units in Southern Lebanon, Deputy Director of Military Intelligence and Chief of Intelligence Research and Analysis. In 1995, upon retiring from the IDF, Gen. Rothschild co-founded Netacs Security Ltd. where he continues to serve as President. Gen. Rothschild was most recently the Director of the Institute for Policy and Strategy at the Interdisciplinary Center Herzliya and is currently the Chairman of the Annual Herzliya Conference Series on the Balance of Israel’s National Security. Gen. Rothschild has served as a member of the advisory board of the Central Bank of Israel, chairman of the board of trustees of the Afeka Tel Aviv Academic College of Engineering, chairman of the Israeli Board of the America-Israel Friendship League and member of the board of governors of the Hebrew University Jerusalem.

Tal Russo (Major General, Res.), Advisory Board Member (since August 15, 2017). Gen. Russo served in many positions of command in the IDF and was a former GOC Southern Commander and member of the IDF General Staff. He played an integral role in the planning and construction of the southern border fence project that has been responsible for preventing further infiltration by illegal migrants and terrorists. Since his retirement from the IDF in 2013, Gen. Russo has been providing strategic consultancy services to various companies in Israel and abroad. He holds a B.A. in political science from the University of Haifa and an M.B.A. from Tel Aviv University.

Family Relationship

There is no family relationship among the directors and officers of the Company.

Involvement in Certain Legal Proceedings

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

Other Items

(a)  On September 30, 2019, the SEC filed a complaint in the Southern District of New York regarding certain actions by Christopher J. Spencer, who is the beneficial owner of GBC, the beneficial owner of 37.2 percent of our outstanding common stock, involving FAB Universal Corp. (“FAB”). The Company understands that the SEC is in the process of filing settled charges arising out of the complaint for court approval and expects that public notice regarding such settlement will appear shortly on the SEC’s website.

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

Neither Mr. Spencer nor Mr. Busshaus are officers or directors of the Company.  The Company was not named in this SEC complaint nor involved in any way in the underlying activities of FAB from 2012 to 2013.  Furthermore, neither GBC, a shareholder of the Company, nor any officers, directors or employees of GBC other than Mr. Spencer were named in the SEC complaint or involved in any way in the underlying activities of FAB from 2012 to 2013.

(b)  During the quarterly period ended December 31, 2019, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. Effective March 9, 2020, we adopted an Amended and Restated Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, and Bylaws, form the framework for governance of UAS. The Code of Ethics and Business Conduct, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

UAS Drone Corp

Attn: CFO

Etgar 1 St.

Tirat Carmel, Israel, 3903212

Committees of the Board of Directors

The board of directors has not adopted any written charters for any standing. Our board of directors oversees the operations of the Company.

Nominees to the Board of Directors

During the Company’s 2019 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2019, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2019. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2019.

SUMMARY COMPENSATION TABLE – FISCAL YEAR ENDED DECEMBER 31, 2019

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley – CEO	2019	7,500	0	0	0	0	0	0	7,500	(*)
	2018	10,000	0	0	0	0	0	0	10,000	(*)
Chris Leith – Acting CFO	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

(*)	During the years ended December 31, 2018 and December 31, 2019, the Company accrued pay in the amount of $10,000 and $7,500, respectively, to its Chief Executive Officer and Chairman of the Board for his services. The total accounts payable of the Company to its Chief Executive Officer and Chairman of the Board for his services is $32,500 as of December 31, 2019. The account payable was compromised and converted to shares of the Company post-Share Exchange in conjunction with the Share Exchange.

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2019. Note that the 5,000 shares expiring on December 31, 2019 were granted prior to expiration in conjunction with the Share Exchange.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

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

Grants of Plan-Based Awards for 2019

There were no plan-based equity awards made to our executive officers during fiscal 2019.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2019 option exercises and restricted stock that vested during fiscal 2019 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2019

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

Other Potential Post-Employment Payments

As of December 31, 2019, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2019, we had no stock option plans.

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2019, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	25,000	1.50	0

Total	25,000	$1.50	0

Director Compensation

In 2019, we did not pay our non-employee directors a cash retainer. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the board of directors. On April 12, 2020, effective as of March 1, 2020, our board of directors approved payment of certain fees to our directors in the amounts of $4,980, $4,980 and $6,950 per month to our directors, Yariv Alroy, Sagiv Aharon and Erez Nachtomy (each, an “Active Director”), respectively. On April 12, 2020, we also enacted a policy to pay each director (that is not otherwise an Active Director) an amount of $1,500 for each calendar quarter and $400 for attendance of each meeting of the board of directors. These amounts are exclusive of Israeli VAT, if applicable.

The following table sets forth the compensation we paid our non-employee directors during the fiscal year ended December 31, 2019. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2019.

DIRECTOR COMPENSATION TABLE – FISCAL YEAR ENDED DECEMBER 31, 2019

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley	-	0	0	0	0	0	0

As of December 31, 2019, there were 25,000 stock options outstanding that were granted to the outside directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of April 13, 2020 regarding the beneficial ownership of our common stock, for:

●	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

●	each director;

●	each named executive officer; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o Duke Robotics, 1 Etgar Street (1st Floor), Tirat-Carmel, Israel 3903212.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of April 13, 2020, there were 40,075,151 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
5% Stockholders:
Afek Trading – Kadosh and Razi Ltd.(2)	7,659,536	19.11%
Elisheva Ansbacher(3)	3,050,959	7.49%
Ximena Benitez Garcia(4)	3,050,959	7.49%
Moshe Zuk(5)	2,423,901	5.97%
Eran Meytal(6)	2,033,974	5.02%
Executive Officers:
Grant A. Begley*(7)	85,968	0.24%
Christopher Leith*(8)	300	0.001%
Christopher M. Nelson*(9)	-
Sagiv Aharon	5,061,631	12.63%
Yariv Alroy	5,813,266	14.51%
Erez Nachtomy	1,316,801	3.29%
Eran Antebi	-	-
All directors and executive officers as a group (7 Persons)*	12,277,966	30.66%

*	Grant A. Begley, Christopher Leith and Christopher M. Nelson are no longer members of our board of directors or executive officers, as the case may be. Messrs. Aharon, Alroy, Nachtomy and Antebi became members of our board of directors and executive officers, as the case may be, following the Share Exchange.

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 13, 2020, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 28, 2020.
(2)	Address: C/O Mr. Amir Kadosh, Zabotinsky 50, Givat Shmuel, Israel.
(3)	Includes 645,053 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by the shareholder at the conversion price in effect as of the date of this Current Report. Address: 5201 Pine Tree Dr., Miami Beach, FL,33140, USA.
(4)	Includes 645,053 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by the shareholder at the conversion price in effect as of the date of this Current Report. Address: Protasio Tagle 59, San Miguel Chapultepec, 11850, Miguel Hidalgo, CDMX, Mexico.
(5)	Includes 512,476 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by an affiliate of the shareholder at the conversion price in effect as of the date of this Current Report. Zuk Marble Products 1998 Ltd. is the lender under the Convertible Loan Agreement, and to the Company’s knowledge, this is a company held and controlled by Moshe Zuk and as a result thereof, Mr. Zuk may be deemed to be the beneficial owner of such shares. Address: 22 Hataas Street, Kfar Saba, Israel.
(6)	Includes 430,037 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by an affiliate of the shareholder at the conversion price in effect as of the date of this Current Report. Alonim Marketing and Sales Promotion Ltd. is the lender under the Convertible Loan Agreement, and to the Company’s knowledge, this is a company held and controlled by Eran Meytal and as a result thereof, Mr. Meytal may be deemed to be the beneficial owner of such shares. Address: 31 Mordekhai Elkakhi Street, Tel Aviv, Israel.
(7)	Address: 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.
(8)	Address: 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.
(9)	Address: 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following information is provided as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$0.00	-

Equity compensation plans not approved by stockholders	25,000	$1.50	-

Total	25,000	$1.50	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2019, Christopher Nelson, then a Director of UAS Drone Corp., is also a Managing Director of GBC, an affiliated party and greater than 10% stockholder. Christopher Leith, our then Acting CFO, is a Vice President at GBC. Neither Mr. Nelson nor Mr. Leith have any ownership interests in GBC and have no rights to vote or receive any benefits from shares of the Company owned by GBC.

During 2018, GBC, a stockholder of the Company, advanced $98,349 to the Company. During 2019, this stockholder advanced $53,754 to the Company. The advances bear no interest or maturity. The balance due to the stockholder was $200,111, as of December 31, 2019. In connection with the Share Exchange, to extinguish this debt, immediately effective as of the Effective Time, we issued to GBC its New Debenture in the amount of $99,054.

Following the Share Exchange, the Company was a party to the below related transactions.

Loan Agreements

On January 1, 2015 the Duke executed a Loan Agreement with Aphek, whereby Aphek agreed to provide a loan up to an amount of approximately $132,000 (the “Aphek Loan”). On January 1, 2015 Duke executed a Loan Agreement with Sagiv Aharon whereby he agreed to provide a loan of approximately $55,000 (the “Sagiv Loan”). The Aphek Loan and Sagiv Loan bear interest rates as defined in Section 3(j) of the Israeli tax ordinance (the interest rate for 2015 is 3.05% and 2.56% for 2016). On June 5, 2016, Duke executed a Loan Agreement with Iki Alroy Investment Ltd., Erez Alroy Investment Ltd. and Ermi Nachtomy Assets Ltd. (collectively, the “Lenders”), whereby the Lenders agreed to provide a loan in an aggregate amount of $100,000 to $500,000 in the aggregate (the “Group Loan”). Pursuant to the terms of the Group Loan, the Lenders were scheduled to provide monthly installments of between $20,000 and $40,000, subject to the Lender’s discretion. The Group Loan bears an annual fixed interest rate of 3%. Any additional amounts lent to Duke in 2017 by Aphek, Sagiv or the Lenders, over the amounts stated in the Aphek Loan and Sagiv Loan agreements or the Group Loan agreement, were made available to Duke on the same terms as stated in the respective agreements.

On November 20, 2017, Duke Israel made available to Mr. Sagiv Aharon, Duke’s CEO and CTO and Director, a loan in the amount of $10,000. This loan shall bear interest rates as defined in the Israeli tax ordinance. The Loan, including the accumulated interest amount, shall be repaid at the earlier of the following dates: (i) December 31, 2019; or (ii) at the date of repayment of the loan made available by Mr. Aharon to Duke according to a loan agreement dated January 1, 2015; or (iii) from any dividend or other distribution to be made by Duke to its shareholders. Mr. Aharon is entitled to repay the outstanding amount of the loan at any time.

On November 20, 2017, Duke made available to Mr. Raziel Atuar, then Duke’s CEO, a loan in the amount of $10,000. The loan shall bear an annual fixed interest of 3.25%. This loan, including the accumulated interest, shall be repaid at the earlier of the following dates: (i) December 31, 2019; or (ii) at the date of repayment of the loan made available by Aphek to Duke Israel, according to a loan agreement dated January 1, 2015; (iii) from any dividend or other distribution to be made by Duke to its shareholders. Mr. Atuar is entitled to prepay the outstanding amount of the loan at any time.

The loans made from Duke to each of Messrs. Aharon and Atuar were extinguished in connection with the Debt Cancellation Letters (as defined below) and are referred to as the Personal Loans.

Before entering into the Share Exchange Agreement, Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with each of the Lenders who are parties to the Group Loan and with each of Aphek and Sagiv Aharon under each of the Aphek and Sagiv Loans and their respective Personal Loans. Pursuant to the Debt Cancellation Letters, (i) 166,602 shares of Duke common stock were issued in exchange for the cancellation of $123,286 in debt, leaving $55,394 outstanding under the Aphek Loan, (i) 75,059 shares of Duke common stock were issued in exchange for the cancellation of $55,544 in debt, leaving $24,956 outstanding under the Sagiv Loan and (i) 600,474 shares of Duke common stock were issued in exchange for the cancellation of $444,350 in debt, leaving $199,650 outstanding under the Group Loan (collectively, the “Outstanding Duke Debt”).

The Outstanding Duke Debt, including interest (which shall bear an annual fixed interest rate of 3% as of January 1, 2020), shall be repaid at the date upon which Duke or the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million, but not before the three year anniversary of the Effective Time and the full repayment of the amounts outstanding under the Convertible Loan Agreements, unless such repayment is otherwise waived by the parties to the Convertible Loan Agreements.

Registration Rights Agreement

The Company entered into the Registration Rights Agreement with, among others, Alpha, GBC, the Primary Lenders, to permit them to have their securities in the Company included in a registration statement for resale by the holder when filed by the Company on a piggyback basis and one demand registration right. The Company is responsible for bearing the costs of any of these acts of registration of the securities.

Director Independence

The board of directors has not determined that we have any independent directors.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to UAS by its principal auditor during the calendar years ended December 31, 2019 and 2018:

Fee category	2019	2018
Audit Fees (1)	$24,990	$22,902
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$24,990	$22,902

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, and the review of other documents filed with the Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of UAS’s financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits.

Exhibit Number	Description

2.1	Share Exchange Agreement dated March 4, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement.

3.1	Articles of Incorporation as filed on February 4, 2015 (incorporated by reference to our Registration Statement on Form S-1 filed on August 25, 2019).*

3.2	Bylaws, as amended, on March 4, 2020.

4.1	Description of Securities.**

10.1	Form of Convertible Loan Agreement dated March 9, 2020 between UAS Drone Corp. and certain lenders.

10.2	Form of Securities Exchange Agreement dated March 9, 2020 between UAS Drone Corp. and Alpha Capital Anstalt.

10.3	Form of Securities Exchange Agreement dated March 9, 2020 between UAS Drone Corp. and GreenBlock Capital LLC.

10.4	Form of Securities Exchange Agreement dated March 9, 2020 between UAS Drone Corp. and certain lenders.

10.5	Registration Rights Agreement dated March 9, 2020 and certain investors.

14.1	Amended and Restated Code of Business Conduct and Ethics.

16.1	Letter from D. Brooks and Associates CPAS, P.A. Addressed to the U.S. Securities and Exchange Commission dated March 10, 2020.

21.1	Subsidiaries of Registrant.

31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.***

101

The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019 and 2018, (ii) Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018, (iv) Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to Financial Statements.**

*	Pursuant to Rule 12b-32 of the SEC, this exhibit is incorporated herein by reference to our Registration Statement on Form S-1, filed with the SEC on August 25, 2015.
**	Filed herewith.
***	Furnished herewith.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

UAS DRONE CORP.

Date:	04/13/2020	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	04/13/2020	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Executive Officer and Director

Date:	04/13/2020	By:	/s/ Erez Nachtomy
Erez Nachtomy
Interim Chief Financial Officer and Vice Chairman of the Board

Date:	04/13/2020	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date:	04/13/2020	By:	/s/ Eran Antebi
Eran Antebi
Director

UAS Drone Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

UAS DRONE CORP.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of UAS Drone Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the year in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2019, the Company has incurred accumulated deficit of $1,063,576 and negative operating cash flows. These factor among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Halperin Ilanit

Certified Public Accountants (Isr.)

Tel Aviv, Israel

April 13, 2020

We have served as the Company’s auditor since 2020.

UAS DRONE CORP.

BALANCE SHEETS

	As of December 31, 2019	As of December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$262	$61
Prepaid expenses	8,772	26,250
Total current assets	9,034	26,311

Total assets	$9,034	$26,311

LIABILITIES AND STOCKHODERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$41,244	$29,172
Accrued interest and expenses	198,114	122,825
Note payable	4,963	25,407
Advances from stockholder	200,111	146,357
Convertible notes payable	450,015	450,015
Total current liabilities	894,447	773,776

LONG TERM LIABILITIES:
Promissory note payable	35,000	-

Total liabilities	929,447	773,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,172,544 shares issued and outstanding at December 31, 2019 and December 31, 2018	117	117
Additional paid-in capital	143,046	143,046
Accumulated deficit	(1,063,576)	(890,628)
Total stockholders’ deficit	(920,413)	(747,465)
Total liabilities and stockholders’ deficit	$9,034	$26,311

The accompanying notes are an integral part of the financial statements.

UAS DRONE CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenue	$-	$-

Cost of Revenue
Cost of sales	-	5,111
Total cost of revenue	-	5,111

Gross loss	-	(5,111)

OPERATING EXPENSES:

General and administrative	37,947	51,226
Professional fees	97,596	49,334
Total operating expenses	135,543	100,560
LOSS FROM OPERATIONS	(135,543)	(105,671)

OTHER EXPENSE:

Interest expense	(37,405)	(36,653)
Total other expense	(37,405)	(36,653)
LOSS BEFORE INCOME TAXES	(172,948)	(142,324)

INCOME TAXES	-	-
NET LOSS	$(172,948)	$(142,324)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.12)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,172,544	1,172,544

The accompanying notes are an integral part of the financial statements.

UAS DRONE CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	1,172,544	$117	$143,046	$(748,304)	$(605,141)

Net loss	-	-	-	(142,324)	(142,324)

Balance at December 31, 2018	1,172,544	$117	$143,046	$(890,628)	$(747,465)
Net loss	-	-	-	(172,948)	(172,948)

Balance at December 31, 2019	1,172,544	$117	$143,046	$(1,063,576)	$(920,413)

The accompanying notes are an integral part of the financial statements.

UAS DRONE CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018

Cash Flows from Operating Activities:
Net loss	$(172,948)	$(142,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Write- off of obsolete inventory	-	5,111
Change in assets and liabilities:
Prepaid expenses	29,772	34,184
Accounts payable	12,072	6,586
Accrued interest and expenses	75,289	36,001
Net Cash Used in Operating Activities	(55,815)	(60,442)

Cash Flows from Financing Activities:
Repayments on note payable	(32,738)	(26,007)
Advances from stockholder	53,754	98,349
Repayment of advances from stockholder	-	(12,182)
Proceeds from promissory note payable	35,000	-
Net Cash Provided by Financing Activities	56,016	60,160

Net increase (decrease) in cash	201	(282)
Cash at Beginning of Year	61	343
Cash at End of Year	$262	61

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$726	$652
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of note payable for prepaid insurance	$12,293	$31,610

The accompanying notes are an integral part of the financial statements.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – GENERAL

UAS Drone Corp. (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015. The Company began limited operations on February 11, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (“UAS LLP”). UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UAS LLP. The reverse merger was accounted for as a reverse capitalization.

On March 9, 2020, the Company closed on the Share Exchange Agreement, pursuant to which Duke became a majority-owned subsidiary of the Company. Duke has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation (see Note 7A below).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company recognized $0 of revenue in 2019 and net losses for the years ended December 31, 2019 and 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the evaluation of us continuing as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. At December 31, 2019, there are no cash instruments and the Company had no cash balance in excess of federally insured limits.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the year ended December 31, 2019, the Company had 1,378,121 shares underlying its convertible debt, and 25,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive. For the year ended December 31, 2018, the Company had 1,297,651 shares underlying its convertible debt, and 35,000 vested stock options, which have been excluded from the calculation of diluted loss per share because their impact was anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2018, a stockholder of the Company advanced $98,349 to the Company. During 2019, a stockholder of the Company advanced $53,754 to the Company. The advances bear no interest or maturity. The balance due to the stockholder is $200,111, as of December 31, 2019 (see Note 7A below).

During the year ended December 31, 2019, the Company accrued pay in the amount of $7,500 to its Chief Executive Officer and Chairman of the Board for his services during the year ended December 31, 2019. The total accounts payable of the Company to its Chief Executive Officer and Chairman of the Board for his services in 2018 and 2019 is $32,500 as of December 31, 2019. The account payable was compromised and converted to shares of the Company post-Share Exchange in conjunction with the Share Exchange. See Note 7 B. - Subsequent Events.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

On April 1, 2015, the Company closed a Subscription Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $300,000, convertible into common shares of the Company at $0.33 per share and maturing April 1, 2017 (the “Subscription Agreement”). The maturity date of the note purchased under the Subscription Agreement was extended to coincide with the closing of the transaction referenced in Note 7 - Subsequent Events. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of December 31,2019 and 2018, the balance of this convertible note payable was $300,000.

On April 1, 2016, the Company closed an Additional Advance Agreement by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $100,010, convertible into common shares of the Company at $1.55 per share and maturing April 1, 2017 (the “Additional Advance Agreement”). The maturity date of the note purchased under the Additional Advance Agreement was extended to coincide with the closing of the transaction referenced in Note 7 - Subsequent Events. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of December 31, 2019 and 2018, the balance of these convertible notes payable were $100,010.

On January 27, 2017, the Company closed a convertible debenture by which one institutional investor purchased an 8% Convertible Debenture having a total principal amount of $50,005, convertible into common shares of the Company at $1.55 per share and maturing August 1, 2018 (the “Convertible Debenture”). The maturity date of the note purchased under the Convertible Debenture was extended to coincide with the closing of the transaction referenced in Note 7 - Subsequent Events. The Company determined that the embedded conversion option did not require bifurcation and liability treatment because the underlying shares were not readily convertible to cash. The Company estimated the fair value of the underlying common stock and determined that the convertible note did not include a beneficial conversion feature. As of December 31, 2019 and 2018, the balance of this convertible note payable was $50,005.

On October 1, 2018, the Company financed the premium for directors’ and officers’ insurance. The Company borrowed $31,610 at 5.68% interest per annum and the borrowed amount is scheduled to be repaid in 10 equal installments of $3,244. As of December 31, 2018, the balance of the borrowed amount was $25,407.

On September 2, 2019, the Company executed a promissory note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021 (the “Promissory Note”).  The Promissory Note is non-recourse and carries no personal guarantees. As of December 31, 2019, the balance of this Promissory Note was $35,000 (see Note 7A below).

On October 1, 2019, the Company financed the premium for directors’ and officers’ insurance. The Company borrowed $12,293 at 7.35% interest per annum, and the borrowed amount is scheduled to be repaid in 5 equal installments of $2,459. As of December 31, 2019, the balance of the borrowed amount was $4,963.

NOTE 5 – EQUITY

Common Stock

The Company has 100,000,000 authorized shares of common stock, $0.0001 par value.

A summary of the options activity for the years ended December 31, 2019 and 2018 are as follows:

	For the Years Ended December 31, 2019 and 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	45,000	$1.50	1.96 years	$—
Expired	(10,000)	$1.50	-	—
Outstanding at December 31, 2018	35,000	$1.50	1.25 years	—
Expired	(10,000)	$1.50	-	—
Exercisable at December 31, 2019	25,000	$1.50	0.50 years	—

The total intrinsic value of options as of December 31, 2019 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2019 (for outstanding options), less the applicable exercise price. During 2019 and 2018, the company recorded $0 and $0, respectively, of non-cash compensation expense related to the vested stock options issued to a director.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2019 and 2018, the total of all deferred tax assets was $253,204 and $149,790, respectively, and the total of the deferred liabilities was $3,744 and $1,837, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $253,204 and $149,790 for the years ended December 31, 2019 and 2018. The change in the valuation allowance for the year ended December 31, 2019 and 2018 was $103,414 and $36,064, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $55,124 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

The components of income tax expense (benefit) for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018
Deferred tax benefit:
Federal	$(36,319)	$(29,882)
State	(7,515)	(6,182)
Return to accrual adjustment	$(59,580)	$-
Increase in valuation allowance	103,414	36,064
Deferred tax benefit	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate for the years ended December 31:

	2019	2018

Computed tax at the expected statutory rate	$(36,319)	$(29,882)
State and local income taxes, net of federal	(7,515)	(6,182)
Return to accrual adjustment	$(59,580)	-
Other non-deductible expenses	-	-
Change in Valuation allowance	103,414	36,064
Income tax expense/(benefit)	$-	$-

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES - Continued

The temporary differences, and carryforwards gave rise to the following deferred tax assets at December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Allowance for obsolete inventory	$1,907	$1,837
Common stock awarded for services	-	3,802
Stock options granted for services	-	5,231
Accrued payroll	8,237	-
Net operating loss carryforward	243,060	138,920
Total deferred tax assets	253,204	149,790
Valuation allowance	(253,204)	(149,790)
Net deferred tax assets	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

A.	On September 17, 2019, the Company entered into a non-binding Term Sheet that outlines the general terms and conditions upon which the Company may acquire 100% of the outstanding securities of Duke Robotics Inc., a Delaware corporation (“Duke”) in exchange for the issuance to the Duke’s shareholders, on a pro rata basis, of a controlling interest of the outstanding post acquisition securities of the Company.

On March 4, 2020, the Company consummated a Share Exchange Agreement with Duke and certain shareholders of Duke who executed and delivered the Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Duke became a majority-owned subsidiary of the Company (the “Share Exchange”). The Share Exchange closed on March 9, 2020. Such closing date is referred to as the “Effective Time.”

Pursuant to the terms of the Share Exchange Agreement, at the Effective Time, the Company issued an aggregate of 28,469,065 shares of its common stock to the Duke stockholders in exchange for 22,920,107 shares of Duke’s issued and outstanding shares of common stock, representing approximately 99% of Duke’s issued and outstanding shares of common stock. Accordingly, each outstanding share of Duke common stock was exchanged for the right to receive 1.2421 shares of the Company’s common stock (the “Exchange Ratio”). Of the shares of Duke common stock that were exchanged for shares of the Company’s common stock, 51,410 (representing 63,856 shares of the Company’s common stock post-Share Exchange) shall be issued but remain in escrow until the Company completes a short-form merger, or other similar transaction, pursuant to which, such shares will be issued to their respective holders. These Duke stockholders not receiving shares of the Company’s common stock in exchange for their shares of Duke common stock at the Effective Time are referred to as the Non-Participating Duke Holders.

As such, at the Effective Time, the Duke stockholders owned an equivalent of approximately 71% of the Company’s common stock. After giving effect to the Share Exchange, Duke became a subsidiary of the Company. Following the Share Exchange, the Company adopted the business plan of Duke. Duke is a robotics company dedicated to the development of an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons.

Following the consummation of the Share Exchange, the Company intends to incorporate a wholly-owned subsidiary, which, according to the Company’s current plan, would then merge into, and acquire, the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange. The proposed acquisition of the shares of Duke common stock from the Non-Participating Duke Holders is expected to occur at the Exchange Ratio; however, there is and can be no guarantee that the Company is able to successfully conduct such second phase of the Share Exchange thereby causing Duke to become a wholly-owned subsidiary.

UAS DRONE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS - Continued

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the Company entered into the agreements listed below.

(i) Several convertible loan agreements, on the same terms, in the aggregate amount of $965,000 (each, a “Convertible Loan Agreement”). The terms of the Convertible Loan Agreements require repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at the Company’s discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provides that the Company may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific Primary Lender with three business days’ written notice prior to such repayment, during which time the Primary Lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bear simple interest at a rate equal to 15% per annum, payable each calendar month.

(ii) Securities exchange agreements (each, an “Exchange Agreement”) with outstanding debt holders of the Company, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658,323 and in exchange issue new debentures in the aggregate amount of $400,000 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively. The New Debentures mature three years from the Effective Date, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period.

(iii) Several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of Company common stock.

(iv) A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, we refer to these parties as the “Primary Lenders.”

B.	In conjunction with the Share Exchange, the Company’s CEO’s outstanding accrued pay of $32,500, as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

C.	At the Effective Time, Messrs. Grant A. Begley, Christopher Leith and Chris Nelson resigned as directors and/or officers of the Company and Yariv Alroy, Erez Nachtomy, Eran Antebi and Sagiv Aharon were appointed as directors of the Company and Sagiv Aharon as an officer of the Company.

D.	On April 12, 2020, effective as of March 1, 2020, the Board of Directors approved payment of certain fees to directors in the amounts of $4,980, $4,980 and $6,950 per month to directors, Yariv Alroy, Sagiv Aharon and Erez Nachtomy (each, an “Active Director”), respectively. On April 12, 2020, the Company also enacted a policy to pay each director (that is not otherwise an Active Director) an amount of $1,500 for each calendar quarter and $400 for attendance of each meeting of the board of directors. These amounts are exclusive of Israeli VAT if applicable.

E.	In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of April 2020, has spread to over 100 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective Thursday, March 12, 2020, at 20:00 (Israel time) foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel; non-Israeli residents will be required to prove they have the means to self-quarantine before being allowed entry into Israel and, in addition, non-Israeli residents or citizens traveling from certain countries may be denied entry into Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020 recommending people avoid gatherings in one space and providing that no gathering of more than 100 people should be held under any circumstances. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. The spread of an infectious disease, including COVID-19, may also result in the inability of Company’s manufacturers to deliver components or finished products on a timely basis and may also result in the inability of Company’s suppliers to deliver the parts required by Company’s manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of an infectious disease, such as COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.