Form 10-K/A
period 2019-12-31
UAS Drone Corp.
filed 2020-04-28
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

UAS Drone Corp. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on April 13, 2020 (the “Original Form 10-K”), solely to include within our Financial Statements, as filed in the Original Form 10-K, the Report of our Independent Registered Public Accounting firm for the year ended December 31, 2018.

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

  D. Brooks and Associates CPA’s, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of UAS Drone Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of UAS Drone Corp. (the Company) as of December 31, 2018, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, FL

March 22, 2019

(b) Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.**

**	Filed herewith.
***	Furnished herewith.

(c) Financial Statement Schedules.

The following documents are filed as part of the Original Form 10-K:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

UAS DRONE CORP.

Date:	04/28/2020	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	04/28/2020	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Executive Officer and Director

Date:	04/28/2020	By:	/s/ Erez Nachtomy
Erez Nachtomy
Interim Chief Financial Officer and Vice Chairman of the Board

Date:	04/28/2020	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date:	04/28/2020	By:	/s/ Eran Antebi
Eran Antebi
Director

4