Form 10-Q
period 2020-03-31
UAS Drone Corp.
filed 2020-05-20
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-55504

UAS Drone Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Etgar Street
Tirat-Carmel, Israel	3903212
(Address of Principal Executive Offices)	(Zip Code)

+972-4-8124101
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2020, the registrant had 40,075,151 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Quarterly Report to “Company”, “UAS,” “we,” “us” and “our” are references to UAS Drone Corp., a Nevada corporation, together with its consolidated subsidiaries.

UAS Drone Corp.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on April 13, 2020) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

 ________________________

__________________________________

_________________________

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	625	23
Other current assets	51	23
T o t a l Current assets	676	46

Property and Equipment, Net	14	17
T o t a l assets	690	63

Liabilities and Shareholders’ Deficit
Current Liabilities
Current maturities of long term bank loan	29	32
Accounts payable	123	120
Other accounts liabilities	131	209
Stockholders loans	-	726
Convertible Loans	830	450
Fair Value of convertible component in convertible loan	138	-
T o t a l current liabilities	1,251	1,537

Convertible Loans	334	-

Fair Value of convertible component in convertible loan	129	-

Stockholders loans	282	280

Long term bank loans	-	5

T o t a l liabilities	1,996	1,822

Stockholders’ Equity
Common stocks of US$ 0.0001 par value each (“Common Stocks”): 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; issued and outstanding 40,075,151 and 25,130,126 shares as of March 31, 2020 and December 31, 2019, respectively.	4	2
Additional paid-in capital	3,144	2,002
Accumulated deficit	(4,454)	(3,763)
T o t a l stockholders’ deficit	(1,306)	(1,759)
T o t a l liabilities and stockholders’ deficit	690	63

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2020	2019
	(Unaudited)

Revenues from sales of products	-	-
Cost of sales	-	-
Gross profit	-	-
Research and development expenses	-	41
General and administrative expenses	696	268
Operating loss	696	309
Financing expense (income), net	(5)	56
Net loss	691	365

Loss per share (basic and diluted)	(0.02)	(0.01)

Basic and diluted weighted average number of shares of common stock outstanding	28,853,284	25,130,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2018	25,130,126	2	62	(1,250)	(1,186)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2019:
Share based compensation for services	-	-	184	-	184
Comprehensive loss for three month ended March 31, 2019				(365)	(365)
BALANCE AT MARCH 31, 2019 (Unaudited)	25,130,126	2	246	(1,615)	(1,367)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2019	25,130,126	2	2,002	(3,763)	(1,759)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448		448
Share based compensation for services	1,423,453	*	511	-	511
Effect of Reverse Capitalization	11,606,086	2	(440)	-	(438)
Comprehensive loss for three month ended March 31, 2020	-	-	-	(691)	(691)
BALANCE AT MARCH 31, 2020 (Unaudited)	40,075,151	4	3,144	(4,454)	(1,306)

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(691)	$(365)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	3	10
Stock based compensation	511	184
Interest on loans	(14)	15
Decrease (increase) in other current assets	(48)	(3)
Increase (decrease) in accounts payable	(38)	46
Increase (decrease) in other accounts payable	(78)	(7)
Net cash used in operating activities	(355)	(120)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	965	-
Repayments of long term banking institute	(8)	-
Net cash provided by financing activities	957	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	602	(120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23	190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	625	70

Supplemental disclosure of cash flow information: Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	623	-
Issuance of shares in exchange for convertible loans	448	-

The accompanying notes are an integral part of the condensed consolidated financial statement

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 - GENERAL

UAS Drone Corp. (“the Company” or “USDR”) was incorporated under the laws of the State of Nevada on February 4, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (“UAS LLP”). UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UAS LLP. The reverse merger was accounted for as a reverse capitalization.

On March 9, 2020, the Company closed on the Share Exchange Agreement (as defined hereunder), pursuant to which, Duke Robotics, Inc. (“Duke Inc.”) a corporation incorporated under the laws of the state of Delaware, became a majority-owned subsidiary of the Company. Duke Inc. has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel,” and collectively with Duke Inc., “Duke”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation.

The Company (collectively with Duke, the “Group”) is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons.

Merger Transaction

On March 4, 2020, USDR entered into a Share Exchange Agreement with Duke Inc., and certain shareholders of Duke Inc. who executed and delivered the Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Duke Inc. became a majority-owned subsidiary of USDR (the “Share Exchange”). The Share Exchange closed on March 9, 2020. Such closing date is referred to as the “Effective Time”.

Before entering into the Share Exchange Agreement: (i) Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with each of its Stockholders with regard to the Stockholders Loans. Pursuant to the Debt Cancellation Letters, 842,135 shares of the Duke Inc. common stock (1,046,016 shares post Exchange Ratio) were issued in exchange for the cancellation of $623 in debt, leaving $280 of outstanding Stockholders Loans. These Stockholders Loans, including interest (which shall bear an annual fixed interest rate of 3% as of January 1, 2020), shall be repaid at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million, but not before the three year anniversary of the Effective Time and the full repayment of the amounts outstanding under certain convertible loan agreements in the aggregate amount of $965 (each, a “Convertible Loan Agreement ”) (see Note 3B) entered into at the Effective Time, unless such repayment is otherwise waived by the parties to the Investors’ Loan; (ii) A loans made from Duke to an executive officer and a former executive officer, who are also stockholders were extinguished in connection with the Debt Cancellation Letters; (iii) Duke issued a consultant 1,146,005 shares of the Duke Inc. common stock (1,423,453 shares post Exchange Ratio), at par value, regarding services rendered to Duke Inc. The fair value of the shares issued was estimated at $429 and were recorded to share based compensation expenses.; and (iv) a convertible loan agreement in amount of $400 bearing an annual interest rate of 6%, including accumulated interest in amount of $48, was converted into 700,000 shares of Duke Inc. common stock (869,470 shares post Exchange Ratio).

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the USDR entered into the agreements listed below.

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors. The term of each Investor’s Loan is for 12 month and each such agreement bears annual interest of 15%, and at the discretion of USDR, the term of the Investors’ Loans can be extended for an additional 12 month period. The investors will have the option to convert the respective unpaid balance of their Investor’s Loan into shares of USDR’s common stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374.
(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, to be adopted by the Board of Directors of USDR.
(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures mature three years from the Effective Date, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period.
(iv)	Several Securities Exchange Agreements, on the same terms, to exchange a Promissory Note having a total principal amount of $35 bearing interest if 6% per annum, for 9,623,621 shares of Company’s common stock.
(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders.”
(vi)	The Company’s CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

Pursuant to the terms of the Share Exchange Agreement, at the Effective Time, the Company issued an aggregate of 28,469,065 shares of its common stock to the Duke Inc. stockholders in exchange for 22,920,107 shares of Duke’s Inc. issued and outstanding shares of common stock, representing approximately 99% of Duke’s Inc. issued and outstanding shares of common stock. Accordingly, each outstanding share of Duke Inc. common stock was exchanged for the right to receive 1.2421 shares of the Company’s common stock (the “Exchange Ratio”). Of the shares of Duke Inc. common stock that were exchanged for shares of the Company’s common stock, 51,410 (representing 63,856 shares of the Company’s common stock post-Share Exchange) shall be issued but remain in escrow until the Company completes the Short-Form Merger (as defined hereunder), pursuant to which, such shares will be issued to their respective holders. These Duke stockholders not receiving shares of the Company’s common stock in exchange for their shares of Duke common stock at the Effective Time are referred to as the Non-Participating Duke Holders.

As such, at the Effective Time, the Duke stockholders owned an equivalent of approximately 71% of the Company’s common stock. After giving effect to the Share Exchange, Duke became a subsidiary of the Company. Following the Share Exchange, the Company adopted the business plan of Duke.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Duke was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Duke’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Duke designated a majority of the members of the initial board of directors of the combined company, and (iii) Duke’s senior management holds all key positions in the senior management of the combined company. As a result of the Recapitalization Transaction, the shareholders of Duke received the largest ownership interest in the Company, and Duke was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Duke. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 2020, has spread to over 180 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective Thursday, March 12, 2020, at 20:00 (Israel time) foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel; non-Israeli residents will be required to prove they have the means to self-quarantine before being allowed entry into Israel and, in addition, non-Israeli residents or citizens traveling from certain countries may be denied entry into Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020 recommending people avoid gatherings in one space and providing that no gathering of more than 100 people should be held under any circumstances. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. The spread of an infectious disease, including COVID-19, may also result in the inability of Company’s manufacturers to deliver components or finished products on a timely basis and may also result in the inability of Company’s suppliers to deliver the parts required by Company’s manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of an infectious disease, such as COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Going Concern

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of March 31, 2020, the Group had $625 in cash and cash equivalents, net losses of $691, accumulated deficit of $4,454, and a negative working capital of $575.

The Group will need to secure additional capital in the future in order to meet its anticipated liquidity needs primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Group on acceptable terms, if at all, and the Group cannot give assurance that it will be successful in securing such additional capital.

These conditions raise substantial doubt about the Company’s ability to continue to operate as a “going concern.” The Company’s ability to continue operating as a going concern is dependent on several factors, among them is the ability to raise sufficient additional funding.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published on the SEC’s website, for the year ended December 31, 2019.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the share-based compensation, going concern assumptions and convertible loans.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Derivative Liabilities and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under Accounting Standards Codification (“ASC”) 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815, “Derivatives and Hedging”.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of non performance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Fair value measurements are required to be disclosed by the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the fair value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair values of derivative liabilities over the life of the convertible notes.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	267	267
Total liabilities	-	-	267	267

The following table presents the changes in fair value of the level 3 liabilities for the three months ended March 31, 2020:

Fair value of Convertible component
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	276
Changes in fair value	(9)
Outstanding at March 31, 2020	267

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES

A.	As detailed in Note 1 A above, the New Debentures mature three years from the Effective Date in amount of $400, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at the Original Conversion Price; provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at Dilutive Event. In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period.

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $132 at the date of issuance and at a value of $129 as pf March 31, 2020.  The following are the data and assumptions used as of the balance sheet date:

	March 31, 2020	March 10, 2020
Common stock price	0.374	0.374
Expected volatility	37%	37%
Expected term	2.94 years	3 years
Risk free rate	0.29%	0.58%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans out of the New Debentures was estimated by third party appraiser based on the debentures’ and market interest’ rates and was estimated at a value of $332 at the issuance date. The access of the calculated fair values of the loan and the convertible components over the loan face amounted to $64, and was recorded as interest expenses.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (continue)

B.	In connection with the Share Exchange, immediately prior to the Effective Time, the Company entered into several Convertible Loan Agreement, on the same terms, in the aggregate amount of $965. The terms of the Convertible Loan Agreements require repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bear simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month.

The lenders will have the option to convert the unpaid balance of their respective Convertible Loans into shares of Company’s common stock based on the lower of (A) lowest effective price per share set in connection with any funds raised by the Company during the six (6) months following the Effective Time. “Effective price” per share means (i) if only shares of Company’s common stock are sold in a transaction, the amount actually received in cash by the Company, and (ii) if shares of Company’s common stock are sold in a transaction and, in connection therewith additional securities or rights are sold or otherwise issued, the amount actually received in cash by the Company, for the shares of Company’s common stock and such additional rights upon their issuance, reduced by the aggregate fair market value of the additional rights (as determined using the Black-Scholes option pricing model or another method determined by the Company in good faith), in each case divided by the number of shares of Company’s common stock issued in such transaction; (B) 80% of the lowest effective price per share set in connection with any funds raise by the Company at any time subsequent to six (6) months following the Effective Time until such time as the loans outstanding under all of the Convertible Loan Agreements are fully repaid or otherwise converted provided, however, that such price per share shall not be available in the event of an issuance of Alternative Securities to the lender); (C) a price per share reflecting a post-money valuation of the Company of $15million following the next investment in the Company following the Effective Time; or (D) the conversion price, as adjusted for a Dilutive Event, under the New Debentures. The conversion price is currently $0.374.

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (continue)

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $143 at the date of issuance and at a value of $138 as of March 31, 2020.  The following are the data and assumptions used as of the balance sheet date:

	March 31, 2020	March 10, 2020
Common stock price	0.374	0.374
Expected volatility	37%	37%
Expected term	0.94 years	1 year
Risk free rate	0.17%	0.43%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans net of the convertible component was estimated at a value of $822 at the issuance date.

NOTE 4 - STOCK OPTIONS

The following table presents the Company’s stock option activity the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2020	995,000	2.70
Number of options exercisable at March 31, 2020	795,000	2.81

The aggregate intrinsic value of the awards outstanding as of March 31, 2020 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 0.374 as of March 31, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 - STOCK OPTIONS (continue)

The stock options outstanding as of March 31, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2020
$2.25	400,000	2.45	200,000
$3.00	595,000	2.05	595,000
	995,000		795,000

The stock options outstanding as of December 31, 2019, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2020
$2.25	400,000	2.70	200,000
$3.00	595,000	2.30	595,000
	995,000		795,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2020 was $82 and are included in General and Administrative expenses in the Statements of Operations

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2020	2019

General and administrative expenses:
Directors compensation	17	-

Financing:
Financing expense	8	7
Financing income	80	-

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES (continue)

B.	Balances with related parties:

	As of March 31,
	2020	2019

Other current assets	-	23
Stockholders loans	262	915
Convertible loans	415	-

NOTE 6 – SUBSEQUENT EVENTS

On April 12, 2020, effective as of March 1, 2020, the Board of Directors approved the payment of certain fees to its directors in the amounts of $4,980, $4,980 and $6,950 per month to directors, Yariv Alroy, Sagiv Aharon and Erez Nachtomy (each, an “Active Director”), respectively. On April 12, 2020, the Company also enacted a policy to pay each director (that is not otherwise an Active Director) an amount of $1,500 for each calendar quarter and $400 for attendance of each meeting of the board of directors. These amounts are exclusive of Israeli VAT if applicable.

On April 29, 2020, the Company, Duke Inc., and UAS Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub will merge, upon the satisfaction of customary closing conditions, with and into Duke, with Duke surviving as a wholly-owned subsidiary of the Company (the “Short-Form Merger”). Pursuant to the Merger Agreement, the Company will acquire the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange.

On April 30, 2020 the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) to register: (i) 63,856 shares of common stock of the Company to be issued to certain stockholders of Duke Inc. upon the consummation of the Short-Form Merger; and (ii) 18,200,592 shares of common stock of the Company to be sold, from time to time, by the selling stockholders identified in the Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are a robotics company dedicated to the development of an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

We were founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”), and until the consummation of the Share Exchange Agreement (as hereinafter defined), we were a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

On March 9, 2020, we closed on the Share Exchange Agreement (the “Share Exchange Agreement”) between the Company, Duke Robotics, Inc., a Delaware corporation (“Duke”) and certain prior stockholders of Duke, pursuant to which Duke became a majority-owned subsidiary of the Company (the “Share Exchange”). Such closing date is referred to as the “Effective Time.”

On April 29, 2020, the Company, Duke, and UAS Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub will merge, upon the satisfaction of customary closing conditions, with and into Duke, with Duke surviving as a wholly-owned subsidiary of the Company (the “Short-Form Merger”). Pursuant to the Merger Agreement, we will acquire the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange.

Duke has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation. As a result of the Share Exchange, the we adopted the business plan of Duke.

Readers are cautioned that to date, we have generated limited revenues and have not yet begun meaningful commercialization efforts with respect to our products. We intend in the long-term to derive substantial revenues from the sales of our products as well as future models of other robots and our unmanned aerial system (“UAS”) platforms for both military and civilian use, but there can be no assurance that we will be able to do so.

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on April 13, 2020) with respect to our Critical Accounting Policies and Estimates. The main changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019, relates to convertible loans Derivative Liabilities and Fair Value of Financial Instruments.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Revenues. We had no revenues for the three months ended March 31, 2020 or for the three months ended March 31, 2019.

Research and Development. During the three months ended March 31, 2020, we had no research and development expenses, compared to $41,000 research and development expenses for the three months ended March 31, 2019. The decrease in our research and development expenses for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly as a result of the Company’s efforts towards the consummation of the Share Exchange, resulting in a temporary freeze of its research and development operations.

General and Administrative. Our general and administrative expenses, which consisted primarily of professional services and legal expenses, amounted to $696,000, compared to $268,000 for the three months ended March 31, 2019. This increase in the general and administrative expenses for the three months ended March 31, 2020, was mainly due to an increase in stock-based compensation and legal expenses of $326,000 and $77,000, respectively, as a result of the Share Exchange.

Financial (Expense) Income. For the three months ended March 31, 2020, we had financial income of $5,000 compared to financial expense of $56,000 for the three months ended March 31, 2019. The financial income for the three months ended March 31, 2020, included $74,000 of interest income related to the extinguishment of a portion of stockholders’ loans offset by $64,000 interest expense related to the fair value of convertible component in convertible loan, as well as exchange rate differences resulting from variations in the New Israel Shekel exchange rate to the U.S. Dollar.

Net Loss. We incurred a net loss of $691,000 for the three months ended March 31, 2020 as compared to $326,000 in net loss for the three months ended March 31, 2019 mainly due to an increase in stock-based compensation and legal expenses of $326,000 and $77,000, respectively, for the three months ended March 31, 2020.

Liquidity and Capital Resources

We had $625,000 in cash at March 31, 2020 versus $23,000 in cash at March 31, 2019. Cash used by operations for the three months ended March 31, 2020 was $314,000 as compared to $120,000 for three months ended March 31, 2019. The cash used by operations related to legal and accounting fees, office supplies and consulting fees.

Net cash provided by financing activities was $916,000 for the three months ended March 31, 2020, as compared to $0 for the three months ended March 31, 2019. The increase in mainly relates to the proceeds under the of the Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000.

Cash on hand at March 31, 2020 is not sufficient to sustain operations for the next twelve months. While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

On September 2, 2019, the Company executed a promissory note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021 (the “Promissory Note”).  The Promissory Note was a non-recourse and carried no personal guarantees. In conjunction with the consummation of the Share Exchange, and as a condition thereof, on March 6, 2020, the Company entered into several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of Company common stock.

On March 4, 2020, the Company consummated a Share Exchange Agreement with Duke and the shareholders of Duke who executed and delivered the Share Exchange Agreement. Pursuant to the terms of the Share Exchange Agreement, at the Effective Time, the Company issued an aggregate of 28,469,065 shares of its Common Stock to the Duke’s stockholders in exchange for 22,920,107 shares of Duke’s issued and outstanding shares of common stock, representing approximately 99% of Duke’s issued and outstanding shares of common stock.

In connection with the Share Exchange, immediately prior to the Effective Time, we entered into several convertible loan agreements, on the same terms, in the aggregate amount of $965,000 (each, a “Convertible Loan Agreement”). The terms of the Convertible Loan Agreements require repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bear simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month.

The lenders will have the option to convert the unpaid balance of their respective Convertible Loans into shares of Company’s common stock based on the lower of (A) lowest effective price per share set in connection with any funds raised by the Company during the six (6) months following the Effective Time. “Effective price” per share means (i) if only shares of Company’s common stock are sold in a transaction, the amount actually received in cash by the Company, and (ii) if shares of Company’s common stock are sold in a transaction and, in connection therewith additional securities or rights are sold or otherwise issued, the amount actually received in cash by the Company, for the shares of Company’s common stock and such additional rights upon their issuance, reduced by the aggregate fair market value of the additional rights (as determined using the Black-Scholes option pricing model or another method determined by the Company in good faith), in each case divided by the number of shares of Company’s common stock issued in such transaction; (B) 80% of the lowest effective price per share set in connection with any funds raise by the Company at any time subsequent to six (6) months following the Effective Time until such time as the loans outstanding under all of the Convertible Loan Agreements are fully repaid or otherwise converted provided, however, that such price per share shall not be available in the event of an issuance of Alternative Securities to the lender); (C) a price per share reflecting a post-money valuation of the Company of $15,000,000 following the next investment in the Company following the Effective Time; or (D) the conversion price, as adjusted for a Dilutive Event, under the New Debentures. The conversion price is currently $0.374.

Also, in connection with the Share Exchange, we entered into securities exchange agreements (each, an “Exchange Agreement”) with outstanding debt holders of the Company, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658,323 and in exchange issue new debentures in the aggregate amount of $400,000 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively. The New Debentures mature three years from the Effective Date, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period.

Immediately prior to the Effective Time, and effective at such time, the Company entered into the Registration Rights Agreement with several investors to permit them to have their securities in the Company included in a registration statement for resale by the holder when filed by the Company on a piggyback basis and one demand registration right. The Company is responsible for bearing the costs of any of these acts of registration of the securities.

On April 29, 2020, the Company, Duke, and UAS Sub, entered into the Merger Agreement, pursuant to which UAS Sub will merge, upon the satisfaction of customary closing conditions, with and into Duke. Upon closing of the Short-Form Merger, each outstanding share of UAS Sub’s common stock, par value $0.0001 per share, shall be converted into and become one share of common stock of Duke, with Duke surviving as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company will acquire the remaining outstanding shares of Duke held by certain stockholders of Duke that did not participate in the Share Exchange Agreement. At the closing of the transaction contemplated by the Merger Agreement, the Company will issue 63,856 shares to certain Duke stockholders, and Duke will become a wholly owned subsidiary of the Company.

The Company believes that the result of the Share Exchange provides us with a platform to be utilized to raise funding that is required to further sustain and develop our operations. Therefore, in the forthcoming period we intend to continue to undertake efforts to raise additional funding; provided, however, that there can be no assurance that we will be able to raise capital, or that any capital raise will be on favorable terms or on terms that do not create further dilution to our stockholders. In addition, we do not know if the COVID-19 pandemic will have a material effect on our ability to raise capital or if this will require us to raise capital on terms less favorable to us as a result of global market conditions or as a result of the direct effect, if any, of COVID-19 on our business.

In view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations up to the second half of 2021. The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions.

If the Company s unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If the Company obtain additional funds by selling any of its equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of Company stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, the Company may be required to cease operating or otherwise modify our business strategy.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Interim Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in the 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report. The risks described in the 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Based on guidelines provided by the Israeli Government, employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained closed since the middle of March 2020, and all of our employees currently work remotely. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing, and other functions.

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

Item 5. Other Information

On May 19, 2020, the Board of Directors (the “Board”) of the Company appointed Mr. Shlomo Zakai as its Chief Financial Officer effective immediately and approved the Company to pay Mr. Zakai a monthly consulting fee of $1,200.

Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Prior to joining the Company Mr. Zakai served as the Chief Financial Officer of Save Foods, Inc. (SAFO:OTC) (August 2017 to date), Sonovia Ltd. (NNTTF:OTC) (October 2014 to date), Blue Sphere Corp. (BLSP:OTC) (January 2012 till May 2016) and of Todos Medical Ltd. (TOMDF:OTC) (February 2017 till January 2018). Prior to that, Mr Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel

No family relationships exist between Mr. Zakai and any of the Company's directors or other executive officers. There are no arrangements between Mr. Zakai and any other person pursuant to which Mr. Zakai was selected as an officer, nor are there any transactions to which the Company is or was a participant and in which Mr. Zakai has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated April 29, 2020, by and among UAS Drone Corp., Duke Robotics, Inc. and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 20, 2020	UAS Drone Corp.

	By:	/s/ Sagiv Aharon
		Name:	Sagiv Aharon
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)