Form 10-Q
period 2020-06-30
UAS Drone Corp.
filed 2020-08-11
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2020, the registrant had 40,075,151 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	430	23
Other current assets	43	23
T o t a l Current Assets	473	46

Property and Equipment, Net	14	17
T o t a l assets	487	63

Liabilities and Shareholders’ Deficit
Current Liabilities
Current maturities of long term bank loan	22	32
Accounts payable	106	120
Other accounts liabilities	176	209
Stockholders loans	-	726
Convertible Loans	860	450
Fair Value of convertible component in convertible loan	118	-
T o t a l Current Liabilities	1,282	1,537

Convertible Loans	346	-

Fair Value of convertible component in convertible loan	123	-

Stockholders loans	284	280

Long term bank loans	-	5

T o t a l Liabilities	2,035	1,822

Stockholders’ Deficit
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; issued and outstanding 40,075,151 and 25,130,126 shares as of June 30, 2020 and December 31, 2019, respectively.	4	2
Additional paid-in capital	3,213	2,002
Accumulated deficit	(4,765)	(3,763)
T o t a l Stockholders’ Deficit	(1,548)	(1,759)
T o t a l Liabilities and Stockholders’ Deficit	487	63

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Research and development expenses	-	53	-	12
General and administrative expenses	942	457	247	190
Operating loss	942	510	247	202
Financing expense, net	60	69	65	12
Net loss	1,002	579	312	214

Loss per share (basic and diluted)	(0.03)	(0.03)	(0.01)	(0.01)

Basic and diluted weighted average number of shares of Common Stock outstanding	34,464,217	20,175,981	40,075,151	20,165,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2019	25,047,319	2	1,462	(2,652)	(1,188)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2019:
Share based compensation for services	82,807	*	344	-	344
Comprehensive loss for three month ended June 30, 2019				(579)	(579)
BALANCE AT JUNE 30, 2019 (Unaudited)	25,130,126	2	1,806	(3,231)	(1,423)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2020	25,130,126	2	2,002	(3,763)	(1,759)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2020:
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448	-	448
Share based compensation for services	1,423,453	*	580	-	580
Effect of Reverse Capitalization	11,606,086	2	(440)	-	(438)
Comprehensive loss for six month ended June 30, 2020	-	-	-	(1,002)	(1,002)
BALANCE AT JUNE 30, 2020 (Unaudited)	40,075,151	4	3,213	(4,765)	(1,548)

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,002)	(579)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	3	1
Stock based compensation	580	344
Interest on loans	(76)	43
Expenses with respect to convertible loans	81	-
Decrease (increase) in other current assets	(40)	73
Increase (decrease) in accounts payable	(55)	26
Increase (decrease) in other accounts payable	(33)	14
Net cash used in operating activities	(542)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	965	-
Repayments of long term banking institute	(16)	(14)
Net cash provided by (used in) financing activities	949	(14)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	407	(92)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23	190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	430	98

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	33	-
Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	623	-
Issuance of shares in exchange for convertible loans	448	-

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

On April 29, 2020, the Company, Duke Inc., and UAS Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“UAS Sub”), the executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub merged with and into Duke Inc. Upon closing of the Short-Form Merger (as defined hereunder), each outstanding share of UAS Sub’s common stock, par value $0.0001 per share, was converted into and became one share of common stock of Duke Inc., with Duke Inc. surviving as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company intended to acquire the remaining outstanding shares of Duke Inc. held by certain stockholders of Duke Inc. that did not participate in the Share Exchange Agreement (as defined hereunder).

On April 30, 2020 the Company filed a Form S-1 Registration Statement, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2020, to register: (i) 63,856 shares of common stock of the Company that were issued to certain stockholders of Duke Inc. upon the consummation of the Short-Form Merger; (ii) 14,614,751 shares of common stock of the Company of certain selling stockholders named in the S-1 Registration Statement; and (iii) 3,649,733 shares of common stock of the Company issuable upon conversion of Convertible Notes (see Note 3 above).

As of the period ended June 30, 2020, Duke Inc. was a wholly owned subsidiary of the Company.

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

Before entering into the Share Exchange Agreement: (i) Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with each of its Stockholders with regard to the Stockholders Loans. Pursuant to the Debt Cancellation Letters, 842,135 shares of the Duke Inc. common stock (1,046,016 shares post Exchange Ratio) were issued in exchange for the cancellation of $623 in debt, leaving $280 of outstanding Stockholders Loans. These Stockholders Loans, including interest (which shall bear an annual fixed interest rate of 3% as of January 1, 2020), shall be repaid at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million, but not before the three year anniversary of the Effective Time and the full repayment of the amounts outstanding under certain convertible loan agreements in the aggregate amount of $965 (each, a “Convertible Loan Agreement “) (see Note 3B) entered into at the Effective Time, unless such repayment is otherwise waived by the parties to the Investors’ Loan; (ii) Loans made from Duke to an executive officer and a former executive officer, who are also stockholders were extinguished in connection with the Debt Cancellation Letters; (iii) Duke issued a consultant 1,146,005 shares of the Duke Inc. common stock (1,423,453 shares post Exchange Ratio), at par value, regarding services rendered to Duke Inc. The fair value of the shares issued was estimated at $429 and were recorded to share based compensation expenses.; and (iv) a convertible loan agreement in amount of $400 bearing an annual interest rate of 6%, including accumulated interest in amount of $48, was converted into 700,000 shares of Duke Inc. common stock (869,470 shares post Exchange Ratio).

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the USDR entered into the agreements listed below.

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors. The term of each Investor’s Loan is for 12 month and each such agreement bears annual interest of 15%, and at the discretion of USDR, the term of the Investors’ Loans can be extended for an additional 12 month period. The investors will have the option to convert the respective unpaid balance of their Investor’s Loan into shares of USDR’s common stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374.

(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, to be adopted by the Board of Directors of USDR.

(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures mature three years from the Effective Date, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period.

(iv)	Several Securities Exchange Agreements, on the same terms, to exchange a Promissory Note having a total principal amount of $35 bearing interest if 6% per annum, for 9,623,621 shares of Company’s common stock.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders”.

(vi)	The Company’s CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

Pursuant to the terms of the Share Exchange Agreement, at the Effective Time, the Company issued an aggregate of 28,469,065 shares of its common stock to the Duke Inc. stockholders in exchange for 22,920,107 shares of Duke’s Inc. issued and outstanding shares of common stock, representing approximately 99% of Duke’s Inc. issued and outstanding shares of common stock. Accordingly, each outstanding share of Duke Inc. common stock was exchanged for the right to receive 1.2421 shares of the Company’s common stock (the “Exchange Ratio”). Of the shares of Duke Inc. common stock that were exchanged for shares of the Company’s common stock, 51,410 (representing 63,856 shares of the Company’s common stock post-Share Exchange) were issued but remained in escrow until the Company completed the Short-Form Merger (as defined hereunder). On June 25, 2020, at the closing of the transaction contemplated by the Merger Agreement, the Company released the shares in escrow.

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

On April 29, 2020, the Company, Duke Inc. and UAS Sub, executed the Merger Agreement, pursuant to which UAS Sub merged with and into Duke, with Duke surviving as a wholly-owned subsidiary of the Company (the “Short-Form Merger”). Pursuant to the Merger Agreement, on June 25, 2020, the Company acquired the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 2020, has spread to over 180 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective Thursday, March 12, 2020 foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel, and effective March 18, 2020, non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were updated in August 2020, recommending people avoid gatherings in one space and providing that no gathering of more than 20 people should be held under any circumstances. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. The spread of an infectious disease, including COVID-19, may also result in the inability of Company’s manufacturers to deliver components or finished products on a timely basis and may also result in the inability of Company’s suppliers to deliver the parts required by Company’s manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of an infectious disease, such as COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Going Concern

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of June 30, 2020, the Group had $430 in cash and cash equivalents, net losses of $1,002, accumulated deficit of $4,765, and a negative working capital of $809.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the SEC. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published with the SEC for the year ended December 31, 2019.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the share based compensation, going concern assumptions and convertible loans.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Derivative Liabilities and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under Accounting Standards Codification (“ASC”) 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

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

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of non-performance, which includes, among other things, the Company’s credit risk.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	241	241
Total liabilities	-	-	241	241

The following table presents the changes in fair value of the level 3 liabilities for the six months ended June 30, 2020:

Fair value of Convertible component
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	276
Changes in fair value	(35)
Outstanding at June 30, 2020	241

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard will require entities to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. This ASU will be effective for the Company for annual and interim periods beginning after December 31, 2020. Early adoption of this standard is permitted. We have not yet determined the impact of the adoption of this ASU on our results of operations, financial position and cash flows.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES

A.	As detailed in Note 1 A above, the New Debentures mature three years from the Effective Date in the amount of $400, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, the Original Conversion Price; provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at Dilutive Event. In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period.

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

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $132 at the date of issuance and at a value of $123 as pf June 30, 2020.  The following are the data and assumptions used as of the balance sheet date:

	June 30, 2020	March 10, 2020
Common stock price	0.374	0.374
Expected volatility	37%	37%
Expected term	2.69 years	3 years
Risk free rate	0.17%	0.58%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans out of the New Debentures was estimated by third party appraiser based on the debentures’ and market interest’ rates and was estimated at a value of $332 at the issuance date. The access of the calculated fair values of the loan and the convertible components over the loan face amounted to $64, and was recorded as interest expenses.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (continue)

B.	In connection with the Share Exchange, immediately prior to the Effective Time, the Company entered into several Convertible Loan Agreements, on the same terms, in the aggregate amount of $965. The terms of the Convertible Loan Agreements require repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bear simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (continue)

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $143 at the date of issuance and at a value of $118 as of June 30, 2020.  The following are the data and assumptions used as of the balance sheet date:

	June 30, 2020	March 10, 2020
Common stock price	0.374	0.374
Expected volatility	37%	37%
Expected term	0.69 years	1 year
Risk free rate	0.17%	0.43%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans net of the convertible component was estimated at a value of $822 at the issuance date.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2020	995,000	2.70
Number of options exercisable at June 30, 2020	895,000	2.75

The aggregate intrinsic value of the awards outstanding as of June 30, 2020 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 0.374 as of June 30, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continue)

The stock options outstanding as of June 30, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2020
2.25	400,000	2.2	300,000
3	595,000	1.8	595,000
	995,000		895,000

The stock options outstanding as of December 31, 2019, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2019
2.25	400,000	2.70	200,000
3	595,000	2.30	595,000
	995,000		795,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended June 30, 2020 was $118 and are included in General and Administrative expenses in the Statements of Operations

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30,
	2020	2019

General and administrative expenses:
Directors compensation	71	-

Financing:
Financing expense	63	13
Financing income	75	-

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES (continue)

B.	Balances with related parties:

	As of June 30,
	2020	2019

Other current assets	-	600
Stockholders loans	264	307
Convertible loans	978	-

C.	On April 12, 2020, effective as of March 1, 2020, the Board of Directors approved payment of certain fees to directors in the amounts of $4.98, $4.98 and $6.95 per month to Yariv Alroy, Sagiv Aharon and Erez Nachtomy (each, an “Active Director”), respectively. On April 12, 2020, the Company also enacted a policy to pay each director (that is not otherwise an Active Director) an amount of $1.5 for each calendar quarter and $0.4 for attendance of each meeting of the board of directors. These amounts are exclusive of Israeli VAT if applicable.

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

On April 29, 2020, the Company, Duke, and UAS Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke, with Duke surviving as a wholly-owned subsidiary of the Company (the “Short-Form Merger”). Pursuant to the Merger Agreement, we intended to acquire the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange. On June 25, 2020, Duke filed a Certificate of Merger with the State of Delaware, and consequently, Duke became a wholly-owned subsidiary of the Company and the Short-Form Merger was consummated.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

Revenues. We had no revenues for the three months ended June 30, 2020 or for the three months ended June 30, 2019.

Research and Development. During the three months ended June 30, 2020, we had no research and development expenses, compared to $12,000 in research and development expenses for the three months ended June 30, 2019. The decrease in our research and development expenses for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly as a result of the Company’s efforts towards the consummation of the Share Exchange, resulting in a temporary freeze of its research and development operations.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2020, which consisted primarily of professional services and legal expenses, amounted to $247,000, compared to $190,000 for the three months ended June 30, 2019. This increase in the general and administrative expenses for the three months ended June 30, 2020, was mainly due to legal expenses and other professional services of $31,000 and $87,000, respectively, as a result of the Share Exchange offset by a decrease in stock-based compensation.

Financial Expense. For the three months ended June 30, 2020, we had financial expenses of $65,000 compared to financial expense of $12,000 for the three months ended June 30, 2019. The reason for the increase in financial expenses for the three months ended June 30, 2020, was due to including $53,000 of interest expenses related to interest accrued on convertible loans.

Net Loss. We incurred a net loss of $312,000 for the three months ended June 30, 2020 as compared to $214,000 in net loss for the three months ended June 30, 2019. The reason for the increase in net loss is mainly due to the increase in legal expenses and other professional services of $31,000 and $87,000, respectively, as a result of the Share Exchange offset by a decrease in stock-based compensation.

Comparison of the six months ended June 30, 2020 and 2019

Revenues. We had no revenues for the six months ended June 30, 2020 or for the six months ended June 30, 2019.

Research and Development. During the six months ended June 30, 2020, we had no research and development expenses, compared to $53,000 in research and development expenses for the six months ended June 30, 2019. The decrease in our research and development expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly as a result of the Company’s efforts towards the consummation of the Share Exchange, resulting in a temporary freeze of its research and development operations.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2020, which consisted primarily of professional services and legal expenses, amounted to $942,000, compared to $457,000 for the six months ended June 30, 2019. This increase in general and administrative expenses for the six months ended June 30, 2020 was mainly due to an increase in stock-based compensation, legal and other professional expenses of $202,000, $100,000 and $77,000, respectively, as a result of the Share Exchange and the filing of the Company’s Registration Statement on Form S-1.

Financial Expense. For the six months ended June 30, 2020, we had financial expense of $60,000 compared to financial expense of $69,000 for the six months ended June 30, 2019. The reason for the increase in financial expenses for the six months ended June 30, 2020, was due to $64,000 of interest expense related to the fair value of convertible component in convertible loan, $53,000 of interest expenses related to interest accrued on convertible loans, as well as exchange rate differences resulting from variations in the New Israel Shekel exchange rate to the U.S. Dollar offset by $74,000 of interest income related to the extinguishment of a portion of stockholders’ loans.

Net Loss. We incurred a net loss of $1,002,000 for the six months ended June 30, 2020 as compared to a net loss of $579,000 for the six months ended June 30, 2019. The reason for the increase in net loss is mainly due to an increase in stock-based compensation and legal and other professional expenses of $202,000, $100,000 and $77,000, respectively, as a result of the Share Exchange.

Liquidity and Capital Resources

We had $430,000 in cash at June 30, 2020 versus $98,000 in cash at June 30, 2019. Cash used by operations for the six months ended June 30, 2020 was $542,000 as compared to $78,000 for six months ended June 30, 2019. The reason for the increase in cash used by operations related to legal and accounting fees, office supplies and consulting fees.

Net cash provided by financing activities was $949,000 for the six months ended June 30, 2020, as compared to net cash used by financing activities of $14 for the six months ended June 30, 2019. The increase is mainly to the result of the proceeds received pursuant to the Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000.

Cash on hand at June 30, 2020 is not sufficient to sustain operations for the next twelve months. While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

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

On April 29, 2020, the Company, Duke, and UAS Sub, entered into the Merger Agreement, pursuant to which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke. Upon closing of the Short-Form Merger, each outstanding share of UAS Sub’s common stock, par value $0.0001 per share, was to be converted into and become one share of common stock of Duke, with Duke surviving as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company intended to acquire the remaining outstanding shares of Duke held by certain stockholders of Duke that did not participate in the Share Exchange Agreement. At the closing of the transaction contemplated by the Merger Agreement, the Company was to issue 63,856 shares to certain Duke stockholders, and Duke will become a wholly owned subsidiary of the Company. On June 25, 2020, Duke filed a Certificate of Merger with the State of Delaware, and consequently, Duke became a wholly-owned subsidiary of the Company and the Short-Form Merger was consummated.

The Company believes that the result of the Share Exchange, and the Short Form Merger, provides us with a platform to be utilized to raise funding that is required to further sustain and develop our operations. Therefore, in the forthcoming period we intend to continue to undertake efforts to raise additional funding; provided, however, that there can be no assurance that we will be able to raise capital, or that any capital raise will be on favorable terms or on terms that do not create further dilution to our stockholders. In addition, we do not know if the COVID-19 pandemic will have a material effect on our ability to raise capital or if this will require us to raise capital on terms less favorable to us as a result of global market conditions or as a result of the direct effect, if any, of COVID-19 on our business.

In view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations up to the second half of 2021. The Company may also satisfy its liquidity through the sale of its securities, either in public or private transactions.

If the Company is unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If the Company obtain additional funds by selling any of its equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of Company stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, the Company may be required to cease operating or otherwise modify our business strategy.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated April 29, 2020, by and among UAS Drone Corp., Duke Robotics, Inc. and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).
3.1*	Certificate of Merger of Duke Robotics, Inc. into UAS Acquisition Corp. dated July 25, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2020	UAS Drone Corp.

	By:	/s/ Sagiv Aharon
		Name:	Sagiv Aharon
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)