Form 10-Q
period 2020-09-30
UAS Drone Corp.
filed 2020-11-12
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 40,075,151 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	271	23
Other current assets	26	23
T o t a l Current Assets	297	46

Property and Equipment, Net	13	17
T o t a l Assets	310	63

Liabilities and Shareholders’ Deficit
Current Liabilities
Current maturities of long-term bank loan	14	32
Accounts payable	111	120
Other accounts liabilities	179	209
Stockholders loans	-	726
Convertible Loans	896	450
Fair Value of convertible component in convertible loan	94	-
T o t a l Current Liabilities	1,294	1,537

Convertible Loans	358	-

Fair Value of convertible component in convertible loan	114	-

Stockholders loans	286	280

Long term bank loans	-	5

T o t a l Liabilities	2,052	1,822

Stockholders’ Deficit
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; issued and outstanding 40,075,151 and 25,130,126 shares as of September 30, 2020 and December 31, 2019, respectively.	4	2
Additional paid-in capital	3,246	2,002
Accumulated deficit	(4,992)	(3,763)
T o t a l Stockholders’ Deficit	(1,742)	(1,759)
T o t a l Liabilities and Stockholders’ Deficit	310	63

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenues	-	112	-	112
Cost of revenues	-	(105)	-	(105)
Gross profit	-	7	-	7

Research and development expenses	-	58	-	5
General and administrative expenses	1,114	632	172	175
Operating loss	1,114	683	172	173
Financing expense, net	115	81	55	27
Net loss	1,229	764	227	200

Loss per share (basic and diluted)	(0.03)	(0.04)	(0.01)	(0.01)

Basic and diluted weighted average number of shares of Common Stock outstanding	36,348,181	20,230,505	40,075,151	20,231,967

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JANUARY 01, 2019	25,047,319	2	1,462	(2,652)	(1,188)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2019:
Share based compensation for services	82,807	*	443	-	443
Comprehensive loss for nine month ended September 30, 2019	-	-	-	(764)	(764)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	25,130,126	2	1,905	(3,416)	(1,509)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JANUARY 01, 2020	25,130,126	2	2,002	(3,763)	(1,759)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2020:
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448	-	448
Share based compensation for services	1,423,453	*	613		613
Effect of Reverse Capitalization	11,606,086	2	(440)	-	(438)
Comprehensive loss for nine month ended September 30, 2020	-	-	-	(1,229)	(1,229)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	40,075,151	4	3,246	(4,992)	(1,742)

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Nine months ended
	September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,229)	(764)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	4	2
Stock based compensation	613	443
Interest on loans	(73)	62
Expenses with respect to convertible loans	95	-
Decrease (increase) accounts receivables	-	(38)
Decrease (increase) in other current assets	(23)	92
Increase (decrease) in accounts payable	(50)	61
Increase (decrease) in other accounts payable	(29)	30
Net cash used in operating activities	(692)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	965	-
Repayments of long term banking institute	(25)	(23)
Net cash provided by (used in) financing activities	940	(23)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248	(135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23	190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	271	55

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	82	-
Non-cash transactions:
Issuance of shares in exchange for extinguishment of debt	623	-
Issuance of shares in exchange for convertible loans	448	-

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

On April 30, 2020 the Company filed a Form S-1 Registration Statement, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2020, to register: (i) 63,856 shares of common stock of the Company that were issued to certain stockholders of Duke Inc. upon the consummation of the Short-Form Merger; (ii) 14,614,751 shares of common stock of the Company of certain selling stockholders named in the S-1 Registration Statement; and (iii) 3,649,733 shares of common stock of the Company issuable upon conversion of Convertible Notes (see Note 3 below).

On June 25, 2020, at the closing of the transaction contemplated by the Merger Agreement, the Company issued 63,856 shares to certain Duke Inc. stockholders, and Duke Inc. became a wholly owned subsidiary of the Company.

The Company (collectively with Duke, the “Group”) is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons.

Effective October 22, 2020, Company’s common stock was approved for quotation on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

(iv)	Several Securities Exchange Agreements, on the same terms, to exchange a Promissory Note having a total principal amount of $35 bearing interest of 6% per annum, for 9,623,621 shares of Company’s common stock.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders.”

(vi)	The Company’s CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 2020, has spread to over 180 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus, including in the United States and in Israel. The spread of an infectious disease, including COVID-19, may also result in the inability of Company’s manufacturers to deliver components or finished products on a timely basis and may also result in the inability of Company’s suppliers to deliver the parts required by Company’s manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of an infectious disease, such as COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Going Concern

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of September 30, 2020, the Group had $271 in cash and cash equivalents, net losses of $1,229, accumulated deficit of $4,992, and a negative working capital of $997.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	208	208
Total liabilities	-	-	208	208

The following table presents the changes in fair value of the level 3 liabilities for the nine months ended September 30, 2020:

Fair value of Convertible component
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	276
Changes in fair value	(68)
Outstanding at September 30, 2020	208

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

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

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $132 at the date of issuance and at a value of $114 as of September 30, 2020.  The following are the data and assumptions used as of the balance sheet date:

	September 30, 2020	March 10, 2020
Common stock price	0.374	0.374
Expected volatility	37%	37%
Expected term	2.44 years	3 years
Risk free rate	0.17%	0.58%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans out of the New Debentures was estimated by third party appraiser based on the debentures’ and market interest’ rates and was estimated at a value of $332 at the issuance date. The access of the calculated fair values of the loan and the convertible components over the loan face amounted to $67, and was recorded as interest expenses.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (continue)

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $144 at the date of issuance and at a value of $94 as of September 30, 2020.  The following are the data and assumptions used as of the balance sheet date:

	September 30, 2020	March 10, 2020
Common stock price	0.374	0.374
Expected volatility	37%	37%
Expected term	0.44 years	1 year
Risk free rate	0.17%	0.43%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans net of the convertible component was estimated at a value of $822 at the issuance date.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2020	995,000	2.70
Number of options exercisable at September 30, 2020	895,000	2.75

The aggregate intrinsic value of the awards outstanding as of September 30, 2020 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.374 as of September 30, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continue)

The stock options outstanding as of September 30, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2020
2.25	400,000	1.95	300,000
3	595,000	1.55	595,000
	995,000		895,000

The stock options outstanding as of December 31, 2019, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2019
2.25	400,000	2.70	200,000
3	595,000	2.30	595,000
	995,000		795,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended September 30, 2020 was $92 and are included in General and Administrative expenses in the Statements of Operations

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30
	2020	2019

General and administrative expenses:
Directors compensation	124	-

Financing:
Financing expense	112	13
Financing income	75	-

B.	Balances with related parties:

	As of September 30,
	2020	2019

Other accounts liabilities	19	-
Stockholders loans	266	918
Convertible loans	990	-

C.	On April 12, 2020, effective as of March 1, 2020, the Board of Directors approved payment of certain fees to directors in the amounts of $4.98, $4.98 and $6.95 per month to Yariv Alroy, Sagiv Aharon and Erez Nachtomy (each, an “Active Director”), respectively. On April 12, 2020, the Company also enacted a policy to pay each director (that is not otherwise an Active Director) an amount of $1.5 for each calendar quarter and $0.40 for attendance of each meeting of the board of directors. These amounts are exclusive of Israeli VAT if applicable.

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

Uplisting to OTCQB

Our common stock was approved for quotation on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market (the “OTCQB”) under the symbol “USDR,” effective as of October 22, 2020.

The OTCQB is a venture market operated by the OTC Markets Group, Inc. and is designed for early-stage and developing companies located both in the United States and abroad. To be eligible for quotation on the OTCQB, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must also meet a minimum bid price test and cannot be in bankruptcy. The OTCQB is recognized by the Securities and Exchange Commission as an established public market and provides current public information to investors that need to analyze, value, and trade securities.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Revenues. We had no revenues for the three months ended September 30, 2020. During the three months ended September 30, 2019, we generated revenues of $112,000

Research and Development. During the three months ended September 30, 2020, we had no research and development expenses, compared to $5,000 in research and development expenses for the three months ended September 30, 2019. The decrease in our research and development expenses for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is mainly as a result of our efforts towards the consummation of the Share Exchange, the filing of a Registration Statement on Form S-1 and the consummation of the Short-Form Merger pursuant to which Duke became our wholly-owned subsidiary, all of which resulted in a temporary freeze of our research and development operations.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2020, which consisted primarily of professional services and legal expenses, amounted to $172,000, compared to $175,000 for the three months ended September 30, 2019.

Financial Expense. For the three months ended September 30, 2020, we had financial expense of $55,000 compared to financial expense of $27,000 for the three months ended September 30, 2019. The reason for the increase in financial expense for the three months ended September 30, 2020, was mainly due to interest expenses related to our outstanding convertible loans.

Net Loss. We incurred a net loss of $227,000 for the three months ended September 30, 2020 as compared to $200,000 in net loss for the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

Revenues. We had no revenues for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we generated revenues of $112,000.

Research and Development. During the nine months ended September 30, 2020, we had no research and development expenses, compared to $58,000 in research and development expenses for the nine months ended September 30, 2019. The decrease in our research and development expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly as a result of the Company’s efforts towards the consummation of the Share Exchange, the filing of a Registration Statement on Form S-1 and the consummation of the Short-Form Merger pursuant to which Duke became our wholly-owned subsidiary, resulting in a temporary freeze of our research and development operations.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2020, which consisted primarily of professional services and legal expenses, amounted to $1,114,000, compared to $632,000 for the nine months ended September 30, 2019. This increase in general and administrative expenses for the nine months ended September 30, 2020 was mainly due to an increase in stock-based compensation, legal and other professional expenses of $202,000, $103,000 and $91,000, respectively, as a result of the Share Exchange, the filing of its a Registration Statement on Form S-1 and the consummation of the Short-Form Merger pursuant to which Duke became our wholly-owned subsidiary.

Financial Expense. For the nine months ended September 30, 2020, we had financial expense of $115,000 compared to financial expense of $81,000 for the nine months ended September 30, 2019. The reason for the increase in financial expense for the nine months ended September 30, 2020 was due to $71,000 of interest expense related to the fair value of a convertible component in our existing convertible loans, $107,000 of interest expense related to interest accrued on our outstanding convertible loans, as well as exchange rate differences resulting from variations in the New Israel Shekel exchange rate to the U.S. Dollar, offset by $74,000 of interest income related to the extinguishment of a portion of stockholders’ loans.

Net Loss. We incurred a net loss of $1,229,000 for the nine months ended September 30, 2020 as compared to a net loss of $764,000 for the nine months ended September 30, 2019. The reason for the increase in net loss is mainly due to an increase in stock-based compensation and legal and other professional expenses of $202,000, $103,000 and $84,000, respectively, as a result of the Share Exchange, the filing of a Registration Statement on Form S-1 and the consummation of the Short-Form Merger pursuant to which Duke became our wholly-owned subsidiary.

Liquidity and Capital Resources

We had $271,000 in cash at September 30, 2020 versus $55,000 in cash at September 30, 2019. The increase is mainly the result of the proceeds received pursuant to the sale of Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000. Cash used by operations for the nine months ended September 30, 2020 was $692,000 as compared to $112,000 for nine months ended September 30, 2019. The reason for the increase in cash used by operations related to the increase in our net losses as described above offset mainly by stock base compensation expenses and expenses with respect to an outstanding convertible loan.

Net cash provided by financing activities was $940,000 for the nine months ended September 30, 2020, as compared to net cash used by financing activities of $23 for the nine months ended September 30, 2019. The increase is mainly the result of the proceeds received pursuant to the sale of Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000.

Cash on hand at September 30, 2020 is not sufficient to sustain operations for the next twelve months. While there can be no guarantees, the Company plans to raise additional capital to fund its operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2020	UAS Drone Corp.

	By:	/s/ Sagiv Aharon
		Name:	Sagiv Aharon
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)