Form 10-K
period 2020-12-31
UAS Drone Corp.
filed 2021-03-30
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ 5,271,643.

As of March 30, 2021, there were 41,169,035 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Annual Report to “UAS,” “we,” “us” and “our” are references to UAS Drone Corp., a Nevada corporation, together with its consolidated subsidiaries.

ii

PART I

Item 1. Business.

Corporate Overview

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

On March 9, 2020, we closed on the Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Duke Robotics, Inc., a Delaware corporation (“Duke”) became our majority-owned subsidiary (the “Share Exchange”). Such closing date is referred to as the “Effective Time.” As a result of the Share Exchange, the Company adopted the business plan of Duke.

On April 29, 2020, we, Duke, and UAS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke, with Duke surviving as our wholly-owned subsidiary (the “Short-Form Merger”). Pursuant to the Merger Agreement, we intended to acquire the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange. On June 25, 2020, Duke filed a Certificate of Merger with the State of Delaware, and consequently, Duke became our wholly-owned subsidiary and the Short-Form Merger was consummated.

Duke has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation. Our mailing address is 1 Etgar Street (1st Floor), Tirat-Carmel, Israel 3903212, and our telephone number is 011-972-4-8124101. Our web site address is https://dukeroboticsys.com/.

Company Overview

Until the consummation of the Share Exchange, we were a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets. Following the Share Exchange, we adopted the business plan of Duke. Duke is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

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

Although the first product has been designed to be used by an unmanned aerial system (a “UAS”), the robotic solutions are also adaptable to other military vehicles, boats and stationary environments, as well as civilian purposes, such as, high definition, high-end stabilized cameras. We believe that the system is to small arms and light weapons (e.g., weapons weighing less than 9 kilograms, or kg, or approximately 19.9 pounds) as drones are to air-to-ground missiles.

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

On January 29, 2021, we, through Duke Israel, and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.”

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

On January 29, 2021 we, through Duke Israel, and Elbit entered in the Collaboration Agreement. Pursuant to the Collaboration Agreement, Duke Israel has granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses. As consideration for granting the worldwide exclusive license, Elbit will pay Duke Israel royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Collaboration Agreement until 15 years following receipt of $50 million in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit.

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

Employees

We currently have one full-time employees and have three (3) executive officers, our Chief Executive Officer, our Chief Technology Officer and our Chief Financial Officer. We hire freelance contractors and consultants in order to limit our operating expenses and therefore allowing us to scale as necessary. We maintain long-term relationships with these freelance contractors and consultants.

All of our consulting agreements include undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and confidentiality. The enforceability of such provisions is limited for some employees by Israeli law.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

We may face business disruption and related risks resulting from the COVID-19 pandemic, which may have a material adverse effect on our business and results of operations.

Our operations and business may have been disrupted and potentially adversely affected by COVID-19. The pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. COVID-19 has also adversely affect our ability to conduct our business effectively due to disruptions to our capabilities, availability and productivity of personnel, while we simultaneously attempt to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, on January 24, 2021, the Government of Israel announced that effective January 26, 2021 non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel, and the number of Israeli citizens permitted to enter the country per day will be capped at 3,000. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were most recently updated in March 2021, recommending people avoid gatherings in one space and providing that no gathering of more than 20 people should be held under any circumstances.

Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on January 25, 2021, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in China, Iran, South Africa, and certain European and Latin America countries. Although to date these restrictions have not impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe, may worsen over time.

The spread of COVID-19 may also result in the inability of our manufacturers to deliver components or finished products on a timely basis and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

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

Duke’s independent auditor firm has expressed in its report to Duke’s 2020 audited financial statements for the year ended December 31, 2020, a substantial doubt about its ability to continue as a going concern.

We only recently entered the commercialization stage and the development and commercialization of our products are uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, Duke’s independent auditor firm has expressed in its auditors’ report on the financial statements for December 31, 2020, a substantial doubt regarding Duke’s ability to continue as a going concern. Duke’s financial statements for December 31, 2020, do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 30, 2021, we had only one (1) employee. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our common stock is traded on the over-the-counter market with quotations published on the OTC Markets Group, Inc.’s OTCQB tier Venture Market, under the symbol “USDR.” The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

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

The market price of our common stock could fluctuate substantially due to a variety of factors, including quarterly operating results of other companies in the same industry, changes in general conditions in the economy and the financial markets, including COVID-19 or other developments affecting the Company’s competitors. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

A substantial portion of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six (6) months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six (6) months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

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

While our executive offices are located in the United States, we maintain offices in Israel. In addition, many of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations. Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations and solution development and cause any future sales to decrease.

In addition, instability in the region may lead to deterioration in the political and trade relationships that exist between the State of Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. Similarly, Israeli companies are limited in conducting business with entities from several countries. For instance, in 2008, the Israeli legislature passed a law forbidding any investments in entities that transact business with Iran. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

In addition, Israel is experiencing a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. Since then, Israel held general elections four times – in April and September of 2019, in March of 2020 and in March of 2021. The Knesset has not passed a budget for the year 2021, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. In the event that the current political stalemate is not resolved during 2021, our ability to conduct our business effectively may be adversely affected.

Finally, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

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

Our executive office, corporate headquarters and manufacturing facilities are located in Israel. In addition, all of our officers and directors are residents of Israel. All of our assets and most of the assets of these persons are located in Israel. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel, or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors.

Moreover, an Israeli court will not enforce a non-Israeli judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases), if its enforcement is likely to prejudice the sovereignty or security of the State of Israel, if it was obtained by fraud or in the absence of due process, if it is at variance with another valid judgment that was given in the same matter between the same parties, or if a suit in the same matter between the same parties was pending before a court or tribunal in Israel at the time the foreign action was brought.

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

General Risk Factors

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

Item 2. Properties.

Our principal executive office is currently located at 1 Etgar Street, Tirat-Carmel, Israel. In July 2018 and June 2019, Duke Israel executed two independent lease agreements (the “2018 Lease” and the “2019 Lease”) to lease separate spaces at the address of our principal executive office. The July 2018 Lease was in effect until June 30, 2020 and afterwards continues on a monthly basis, subject to a 60 days’ prior notice of termination, while the June 2019 Lease is in effect for 12 months from the date thereof and includes two successive optional extension periods of 12 months each. In addition, pursuant to an agreement entered into by Duke, we have the right to use office space and receive other administrative services at a location in the State of Florida.

Item 3. Legal Proceedings.

On February 14, 2018, a complaint was filed against the: (i) Duke, (ii) Duke Israel, (iii) Aphek Trading Kadosh and Razi Ltd. (“Aphek”) an Israeli corporation owned by Raziel Atuar and Amir Kadosh, and (iv) Mr. Sagiv Aharon, currently, Duke’s CTO and Director by Blackhawk Laboratories (the “Plaintiff”), a U.S. based company, in the Central District of Israel (Case No. 31727-02-18). Following a procedural agreement between the Plaintiff and defendants, the complaint was transferred to the District Court in Tel Aviv.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “USDR.” As of March 30, 2021, there were 143 holders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2020 and December 31, 2019 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Company Overview

On March 9, 2020, Duke and certain shareholders of Duke entered into the Share Exchange with the Company, pursuant to which approximately 99% of the issued and outstanding shares of common stock of Duke were purchased by the Company in exchange for shares of the Company’s common stock, resulting in Duke becoming a subsidiary of the Company. Following the Share Exchange, the Company has adopted the business plan of Duke.

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

Operating Results

The selected historical financial information presented below is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020 and Duke’s audited consolidated financial statements for the year ended December 31, 2019. The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this prospectus.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Revenues. We had no revenues for the year ended December 31, 2020. During the year ended December 31, 2019, we derived revenues from demonstrations of our technology to a potential customer of $112,000.

Cost of Revenues. During the year ended December 31, 2020, we had no cost of revenues expenses, compared to $105,000 for the year ended December 31, 2019, which consisted primarily of direct costs relating to the demonstration projects including components and equipment purchased from suppliers, sub-contractors and labor costs. The decrease in our cost of revenues expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, is mainly as a result of the Company’s efforts towards the consummation of the Share Exchange, the filing of a Registration Statement on Form S-1 and the consummation of the Short-Form Merger pursuant to which Duke became our wholly-owned subsidiary, resulting in a temporary freeze of our operations.

Research and Development. During the year ended December 31, 2020, we had no research and development expenses, compare to $75,000 in research and development expenses for the year ended December 31, 2019. Our research and development expenses, for the year ended December 31, 2019, consisted primarily of salaries and related expenses and professional services. The decrease in our research and development expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, is mainly as a result of the Company’s efforts towards the consummation of the Share Exchange, the filing of a Registration Statement on Form S-1 and the consummation of the Short-Form Merger pursuant to which Duke became our wholly-owned subsidiary, resulting in a temporary freeze of our research and development operations.

General and Administrative Expenses. For the year ended December 31, 2020, our general and administrative expenses amounted to $1,305,000, of which $645,000 were related to stock-based compensation expenses, and were $961,000 for the year ended December 31, 2019, of which $540,000 related to stock-based compensation expenses. This increase in general and administrative expenses for the year ended December 31, 2020 was mainly due to an increase in stock-based compensation of $105,000 and of legal and other professional expenses of $309,000, and offset by a decrease in rent and office maintenance of $82,000.

Financial Expenses. For the year ended December 31, 2020 and 2019, our financial expense amounted to $63,000 and $82,000, respectively.

Net Loss. For the year ended December 31, 2020 and 2019, we recorded a net loss of $1,368,000 and $1,111,000, respectively, which represented an increase compared to the year ended December 31, 2019, of $257,000.

Critical Accounting Policies

This MD&A of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we were required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this prospectus, the most significant estimates and assumptions relate to the going concern assumptions, convertible loans Derivative Liabilities and Fair Value of Financial Instruments and Instruments with Down Round Features.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statement, which are incorporated by reference into this prospectus. Our management believes that, as for the financial statements for the periods included in this prospectus, the “going concern” assessment and accounting for Derivative Liabilities and Fair Value of Financial Instruments are critical accounting policies. However, due to the early stage of operations of our Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing its operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development and is still in the development stage. We have incurred accumulated losses since inception of $5,131,000 and the extent of its future operating losses and the timing of becoming profitable are uncertain. These conditions raise substantial doubt about our ability to continue to operate as a going concern. Our ability to continue operating as a “going concern” is dependent on several factors, among them is the ability to raise sufficient additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2020, our loss of $1,368,000 included non-cash stock-based compensation of $645,000. As of December 31, 2020, we had a negative working capital of $1,176,000, as compared to a negative working capital of $1,491,000 as of December 31, 2019.

As of December 31, 2020, we had a cash balance of $105,000 compared to the cash balance of $23,000 as of December 31, 2020. We have no cash equivalents.

Since our inception we and Duke have funded our operations through bank loans, loans provided by its shareholders and demonstration projects of its technology to potential customers.

On August 5, 2015, Duke obtained a loan from an Israeli bank pursuant to which NIS 250,000 ($65,000) was provided at a variable annual rate of 3.6%. The loan was repaid in August 2020.

On February 29, 2016, Duke signed a loan agreement with an Israeli bank pursuant to which NIS 500,000 ($128,000) was provided at a variable annual rate of 4.25%. The loan was repaid in full in February 2021.

As of December 31, 2020, the outstanding balance of the bank loans stood at $6,000 and as of December 31, 2019 at $37,000.

Since Duke’s inception until 2017, certain Duke stockholders provided loans (“Stockholders’ Loans”) on an as needed basis. Loans in the amount of $685,000 bear an annual fixed interest of 3% and loans in the amount of $313,000 bear an annual interest rate as defined in Section 3(j) of the Israeli tax ordinance, which is currently at 2.62%.

Before entering into the Share Exchange, Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with regard to the Stockholders Loans. Pursuant to the Debt Cancellation Letters the accumulated interest on the Stockholders’ Loans was waived and 842,135 shares of Duke’s common stock were issued in exchange for the cancellation of $623,180 in debt, leaving $280,000 of outstanding Stockholders Loans (the “Outstanding Stockholders’ Loans”). The Outstanding Stockholders’ Loans, including the accumulated interest amount, shall be repaid on the earlier of the following: (i) three years after the Effective Date; or (ii) Duke raised capital amounting to at least $15 million following the Effective Date and the Earnings before interest, tax, depreciation and amortization of Duke has reached an amount of $3 million.

As of December 31, 2020, and December 31, 2019, the outstanding balances of such stockholders’ loans were $288,000 and $1,006,000, respectively.

In connection with the Share Exchange, immediately prior to the Effective Time, we entered into the Convertible Loan Agreements. The terms of the Convertible Loan Agreements require repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to our compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that we provide the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of our common stock. The Convertible Loan Agreements bear simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month. On December 9, 2020, we utilized our rights under the Convertible Loan Agreements and extended the terms of the loans for an additional twelve months.

The lenders will have the option to convert the unpaid balance of their respective Convertible Loans into shares of our common stock based on the lower of (A) lowest effective price per share set in connection with any funds raised by our during the six (6) months following the Effective Time. “Effective price” per share means (i) if only shares of our common stock are sold in a transaction, the amount actually received in cash by our and (ii) if shares of our common stock are sold in a transaction and, in connection therewith additional securities or rights are sold or otherwise issued, the amount actually received in cash by us, for the shares of our common stock and such additional rights upon their issuance, reduced by the aggregate fair market value of the additional rights (as determined using the Black-Scholes option pricing model or another method determined by us in good faith), in each case divided by the number of shares of our common stock issued in such transaction; (B) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six (6) months following the Effective Time until such time as the loans outstanding under all of the Convertible Loan Agreements are fully repaid or otherwise converted provided, however, that such price per share shall not be available in the event of an issuance of Alternative Securities to the lender); (C) a price per share reflecting our post-money valuation of $15,000,000 following the next investment in us following the Effective Time; or (D) the conversion price, as adjusted for a Dilutive Event, under the New Debentures. The conversion price is currently $0.374. As of March 30, 2021, the Convertible Loan Agreements have an aggregate outstanding principal balance of $835,000.

Also, in connection with the Share Exchange, we entered into the Alpha Agreement and GBC Agreement, pursuant to which it issued to each party shares of common stock and the New Debentures in the aggregate amount of $400,000, which mature three years from the Effective Time and have an interest rate of 8% per year. The New Debentures have an Original Conversion Price but may be adjusted in the event of a Dilutive Event. As of March 30, 2021, the New Debentures have an aggregate outstanding principal balance of $200,000.

The spread of COVID-19 throughout the world may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations especially regarding its ability to obtain the necessary finance to continue Duke’s operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2020, there were no changes in and disagreements with accountants on accounting and financial disclosures or otherwise.

Effective March 9, 2020, and in connection with the closing of the Share Exchange, the Company’s board of directors effected a change to its independent registered public accounting firm from D. Brooks and Associates CPAs, P.A. (the “Former Auditor”) to Halperin Ilanit CPA (the “New Auditor”).

During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through March 9, 2020, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for the material weakness in internal control over financial reporting related to inadequate segregation of duties consistent with control objectives and ineffective controls over period-end financial reporting and disclosure processes, as disclosed in Item 9A of each of the Company’s Annual Reports on Form 10-K for the years ended December 31, 2019 and December 31, 2018.

The Company provided the Former Auditor with a copy of the Current Report on Form 8-K that it filed on March 10, 2020, which contained the above disclosure, prior to filing with the SEC and requested that the Former Auditor furnish us with a letter addressed to the SEC stating whether the Former Auditor agrees with the statements in the Current Report on Form 8-K that was filed on March 10, 2020. The letter from the Former Auditor was filed as Exhibit 16.1 to the Current Report on Form 8-K filed on March 10, 2020 and it is incorporated by reference into this prospectus.

During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through March 9, 2020, neither the Company, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by the New Auditor that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, with the participation of our then CEO and CFO, as in place as of December 31, 2020, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the then CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our then CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, at the above-described reasonable assurance level.

During the year ended December 31, 2020, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, as in place as of December 31, 2020, determined that the Company’s internal control over financial reporting as of December 31, 2020, was not effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officer and their ages as of March 30, 2021, are as follows:

Name	Age	Position
Yariv Alroy	60	Chairman
Yossef Balucka	52	Chief Executive Officer and President
Sagiv Aharon	40	Chief Technology Officer and Director
Erez Nachtomy	59	Vice Chairman
Eran Antebi	50	Director
Shlomo Zakai	51	Chief Financial Officer

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

Yossi Balucka, CEO and President. Mr. Yossef Balucka has been serving as CEO and President of our Company, Duke and Duke Israel since March 2021. Prior to entering the private sector, Mr. Balucka served for twenty-five years in various field and headquarters positions in the Israeli Navy and retired as Colonel. Following his retirement from the Israeli Navy, between 2014 to 2016, Mr. Balucka served as a senior executive and management member for retail and customer service at Partner Communications Ltd. (TASE:PTNR), one of the leading mobile telecommunications companies in Israel. From 2017 to 2019 Mr. Balucka served as the CEO of Electra Technologies Ltd., a division of Electra Ltd. (TASE:ELTR), which is active in the fields of integrated electro-mechanical and construction. Since 2019 Mr. Balucka is the owner of T.R. Eshkolot Com Services Ltd., providing global strategic consulting services. Mr. Balucka holds a BA in Economics and Business Administration and an MA in Social Sciences from the Haifa University, and MA in Public Administration from the Bar Ilan University.

Sagiv Aharon, CTO and Director. Mr. Sagiv Aharon co-founded Duke Israel and served as the Company’s CEO from March 2020 until March 2021. From 2008 to 2010, Mr. Aharon worked at the Israeli Aerospace Industry as a structural design engineer on a classified hybrid structure (composite/metal) air vehicle. From 2010 to 2011, Mr. Aharon worked at Rafael Advanced Weapon Systems Ltd. as a mechanical design engineer for complex active/reactive armor solutions for land vehicles. From 2011 to 2012, Mr. Aharon worked for Elbit Systems Ltd. (NASDAQ:ESLT) as a mechanical design engineer and a system integrator at several remotely operated weapon systems upon land vehicles. Mr. Aharon also serves as the CEO of Axis Aerospace Mechanical Design Ltd., a company working in the field of airborne structural projects and flight experiments, following strict aerospace level quality standards (AS9100). Mr. Aharon holds a B.Sc. in mechanical engineering with specialty in control and robotics from the Technion – Israel Institute of Technology.

Erez Nachtomy, Director, Vice Chairman of the Board. Mr. Erez Nachtomy is the Managing Director of Ermi Nachtomy Assets Ltd., a private consulting services and investments firm. Since May 2020 Mr. Nachtomy is the Acting CEO of SHL Telemedicine Ltd. (SWX:SHLTN). From 1989 until 2001, Mr. Nachtomy practiced law as an associate in one of the leading law firms in Israel, becoming a partner in the firm in 1994 and later on promoted to a senior partner. In March 2001, Mr. Nachtomy joined the executive team of SHL Telemedicine Ltd. (SWX:SHLTN), as Vice President, and from January 2005 to December 2016 he served as Executive Vice President. SHL Telemedicine Ltd. is active in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India and Japan. In December 2018 Mr. Nachtomy was nominated as Member of the Board of SHL Telemedicine, and since May 2021 Mr. Nachtomy has been serving as the acting CEO of SHL Telemedicine Ltd. Mr. Nachtomy holds an LL.B. from Tel Aviv University, Israel.

Eran Antebi, Director. Mr. Antebi is the Finance Director Omrix Biopharmaceuticals Ltd. (a Johnson & Johnson company) since February 2017. Prior to that he was CFO of SHL Telemedicine Ltd. (SWX:SHLTN) since 2008. Mr. Antebi joined SHL in May 2004 as CFO of Shahal Israel. Prior to joining SHL, from 2000 to 2004, Mr. Antebi was a manager with Ernst & Young in Israel. Mr. Antebi is a certified public accountant (CPA) in Israel and holds a B.A. in Accounting and Economics from Tel Aviv University, Israel.

Shlomo Zakai, Chief Financial Officer. Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Prior to joining the Company Mr. Zakai served as the Chief Financial Officer of Save Foods, Inc. (SAFO:OTC) (August 2017 to date), Sonovia Ltd. (NNTTF:OTC) (October 2014 to August 2020), Blue Sphere Corp. (BLSP:OTC) (January 2012 till May 2016) and of Todos Medical Ltd. (TOMDF:OTC) (February 2017 till January 2018). Prior to that, Mr Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel.

Family Relationship

There is no family relationship among the directors and officers of the Company.

Involvement in Certain Legal Proceedings

Over the past ten (10) years, none of our directors or our executive officer have been (i) involved in any petition under Federal bankruptcy laws or any state insolvency law, (ii) convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), (iii) subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from (a) acting as a future’s commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (b) engaging in any type of business practice, or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, or (d) subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in (iii)(a), (iv) found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated, (v) found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated. (vi) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (vii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. Except as set forth in our discussion below in “Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. Effective March 9, 2020, we adopted an Amended and Restated Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, and Bylaws, as amended (the “Bylaws”) form the framework for governance of UAS. The Code of Ethics and Business Conduct, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

UAS Drone Corp.

Attn: CFO

Etgar 1 St.

Tirat Carmel, Israel, 3903212

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except as follows:

●	Afek Trading – Kadosh and Razi Ltd. did not file a Form 3 as required due to their acquisition of shares on or about March 10, 2020.

Committees of the Board of Directors

We do not have an audit or compensation committee and have no independent directors that examines transactions of the nature described herein this item. We do not have any audit or compensation committee. the board of directors performs these functions as a whole. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions. To the extent possible, a majority of the disinterested members of our board of directors will approve future affiliated transactions. Additionally, because the Company’s Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Nominees to the Board of Directors

During the Company’s 2020 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2020, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2020. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2020.

SUMMARY COMPENSATION TABLE – FISCAL YEAR ENDED DECEMBER 31, 2020

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Grant A. Begley – CEO*	2020	100	0	0	0	0	0	0	100
	2019	7,500	0	0	0	0	0	0	7,500	(**)

Chris Leith – Acting CFO*	2020	100	0	0	0	0	0	0	100
	2019	0	0	0	0	0	0	0	0

Sagiv Aharon – Former CEO and current CTO and Director*	2020	48,577	0	0	0	0	0	0	48,577
	2019	0	0	0	0	0	0	0	0

Shlomo Zakai – CFO*	2020	13,472	0	0	0	0	0	0	13,472
	2019	0	0	0	0	0	0	0	0

(*)	Grant A. Begley and Chris Leith are no longer executive officers. Messrs. Aharon and Zakai became members of our executive officers, as the case may be, following the Share Exchange.
(**)	During the years ended December 31, 2020 and December 31, 2019, the Company accrued pay in the amount of $200 and $7,500, respectively, to its Chief Executive Officer and Chairman of the Board for his services. The total accounts payable of the Company to its former Chief Executive Officer and Chairman of the Board for his services is $32,500 as of December 31, 2020. The account payable was compromised and converted to shares of the Company post-Share Exchange in conjunction with the Share Exchange.

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2020. Note that the 5,000 shares expiring on December 31, 2019 were granted prior to expiration in conjunction with the Share Exchange.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for the year ended December 31, 2020.

Grants of Plan-Based Awards for 2020

There were no plan-based equity awards made to our executive officers during fiscal 2020.

Option Exercises and Stock Vested

There are no option exercises and restricted stock that vested during fiscal 2020 for our named executives.

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2020, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2020, we had no stock option plans.

No Loans for Option Exercises. It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Director Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 30, 2021 regarding the beneficial ownership of our common stock, for:

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

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this prospectus are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o Duke Robotics, 1 Etgar Street (1st Floor), Tirat-Carmel, Israel 3903212.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 30, 2021, there were 41,169,035 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
5% Stockholders:
Afek Trading – Kadosh and Razi Ltd.(2)	7,659,536	18.61%
Elisheva Ansbacher(3)	3,093,771	7.40%
Ximena Benitez Garcia(4)	3,093,771	7.40%
Moshe Zuk(5)	2,375,475	5.71%
Eran Meytal(6)	2,144,954	5.12%
Named Executive Officers:
Grant A. Begley**	85,968	*
Christopher Leith**	300	*
Christopher M. Nelson**	-	-
Sagiv Aharon	5,061,631	12.29%
Yariv Alroy	5,813,266	14.12%
Eran Antebi	-	-
Yossef Balucka	-	-
Erez Nachtomy	1,316,801	3.20%
Shlomo Zakai	-	-
All directors and executive officers as a group (9 Persons)**	12,277,967	29.82%

*	Less than 1%.

**	Grant A. Begley, Christopher Leith and Christopher M. Nelson are no longer members of our board of directors or executive officers, as the case may be. Messrs. Aharon, Alroy, Nachtomy, Antebi and Zakai became members of our board of directors and executive officers, as the case may be, following the Share Exchange.

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 30, 2021, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 30, 2021.

(2)	Address: C/O Mr. Amir Kadosh, Zabotinsky 50, Givat Shmuel, Israel.

(3)	Includes 645,053 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by the shareholder at the conversion price in effect as of the date of this Current Report Address: 5201 Pine Tree Dr., Miami Beach, FL,33140, USA.

(4)	Includes 645,053 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by the shareholder at the conversion price in effect as of the date of this Current Report. Address: Protasio Tagle 59, San Miguel Chapultepec, 11850, Miguel Hidalgo, CDMX, Mexico.

(5)	Includes 512,476 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by an affiliate of the shareholder at the conversion price in effect as of the date of this Current Report. Zuk Marble Products 1998 Ltd. is the lender under the Convertible Loan Agreement, and to the Company’s knowledge, this is a company held and controlled by Moshe Zuk and as a result thereof, Mr. Zuk may be deemed to be the beneficial owner of such shares. Address: 22 Hataas Street, Kfar Saba, Israel.

(6)	Includes 430,037 shares of common stock issuable upon full conversion of the currently outstanding principal amount of the Convertible Loan Agreement entered into by an affiliate of the shareholder at the conversion price in effect as of the date of this Current Report. Alonim Marketing and Sales Promotion Ltd. is the lender under the Convertible Loan Agreement, and to the Company’s knowledge, this is a company held and controlled by Eran Meytal and as a result thereof, Mr. Meytal may be deemed to be the beneficial owner of such shares. Address: 31 Mordekhai Elkakhi Street, Tel Aviv, Israel.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

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

Registration Rights Agreement

The Company entered into the Registration Rights Agreement with, among others, Alpha, GBC, the Primary Lenders, to permit them to have their securities in the Company included in a registration statement for resale by the holder when filed by the Company on a piggyback basis and one demand registration right. The Company is responsible for bearing the costs of any of these acts of registration of the securities. The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on June 19, 2020, in compliance with the requirements of the Registration Rights Agreement.

Director Independence

The board of directors has not determined that we have any independent directors.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed by our principal auditor during the calendar years ended December 31, 2020 and 2019:

Fee category	2020	2019
Audit Fees (1)	$28,500	$24,990
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$28,500	$24,990

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the Commission.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits.

Exhibit

Number	Description
2.1	Share Exchange Agreement dated March 4, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

2.2	Agreement and Plan of Merger, dated April 29, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

3.1*	Articles of Incorporation as filed on February 4, 2015 (incorporated by reference to our Registration Statement on Form S-1 filed on August 25, 2019)

3.2	Bylaws, as amended, on March 4, 2020. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020).

10.1	Form of Convertible Loan Agreement dated March 9, 2020 between UAS Drone Corp. and certain lenders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.2	Form of Securities Exchange Agreement dated March 9, 2020 between UAS Drone Corp. and Alpha Capital Anstalt. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.3	Form of Securities Exchange Agreement dated March 9, 2020 between UAS Drone Corp. and GreenBlock Capital LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.4	Form of Securities Exchange Agreement dated March 9, 2020 between UAS Drone Corp. and certain lenders. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.5	Registration Rights Agreement dated March 9, 2020 and certain investors. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.6	8% Convertible Debenture of Alpha Capital Anstalt. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.7	8% Convertible Debenture of GreenBlock Capital LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

10.8**	Collaboration Agreement, dated January 29, 2021, by and between Duke Airborne Systems Ltd. and Elbit Systems Land Ltd. (translation from Hebrew)***

10.9**	Services Agreement, dated March 25, 2021, between UAS Drone Corp. and Yossef Balucka.

14.1	Amended and Restated Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020)

16.1	Letter from D. Brooks and Associates CPAS, P.A. Addressed to the U.S. Securities and Exchange Commission dated March 10, 2020 (incorporated by reference to Exhibit 16.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020)

21.1**	List of Subsidiaries of the Company.

31.1**	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350.

32.2****	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.

101	The following materials from the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2020 and 2019, (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019, (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) Notes to Financial Statements.**

*	Pursuant to Rule 12b-32 of the SEC, this exhibit is incorporated herein by reference to our Registration Statement on Form S-1, filed with the SEC on August 25, 2015.
**	Filed herewith.
***	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.
****	Furnished herewith.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

UAS DRONE CORP.

Date: March 30, 2021	By:	/s/ Yossef Balucka
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2021	By:	/s/ Yossef Balucka
Yossef Balucka
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2021	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date: March 30, 2021	By:	/s/ Erez Nachtomy
Erez Nachtomy
Vice Chairman of the Board

Date: March 30, 2021	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Technology Officer and Director

Date: March 30, 2021	By:	/s/ Eran Antebi
Eran Antebi
Director

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

UAS DRONE CORP., INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UAS Drone Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2020, the Company has incurred accumulated deficit of $5,131 thousands and negative operating cash flows. These factor among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties. This matter is also described in the “Critical Audit Matters” section of our report.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern assessment

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2020, the Company has incurred accumulated deficit of $5,131 thousands and negative operating cash flows. These factor among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. This matter is also described in the “Emphasis of Matter – Going Concern” section of our report.

We identified management’s assumptions used to assess the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s Management’s plans. Auditing this assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

■	Assessing the reasonableness of key assumptions underlying management’s forecast operating cash flows, including revenue growth and gross margin assumptions and evaluating the reasonableness of management’s forecast operating cash flows

■	Evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required

■	Assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management

■	Assessing the effect of events and agreement signed after balance sheet date.

Fair value measurement of Level 3 liabilities

As discussed in Notes 2M and 6 to the consolidated financial statements, the Company entered into several Convertible Loan Agreements and in accordance with ASC 815-15-25, the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount.

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. Under accounting principles generally accepted in the United States of America, these convertible component are generally classified as Level 3 convertible component.

We identified Level 3 convertible component as a critical audit matter because of the complex proprietary models and unobservable inputs management uses to estimate the fair value. This evaluation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal valuation specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.

Our audit procedures related to the complex proprietary models and unobservable inputs used by management to estimate the fair value of Level 3 convertible component included the following, among others:

•	We assessed the consistency by which management has applied significant unobservable valuation assumptions.

•	With the assistance of our internal valuation specialists, we evaluated the appropriateness of the valuation methodologies and techniques used in determining the fair value of Level 3 convertible component. Also, we evaluated the appropriateness of estimates of the key inputs used in determining the fair value of the Level 3 convertible component

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 30, 2021

We have served as the Company’s auditor since 2019

UAS DRONE CORP.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	105	23
Other current assets (Note 3)	19	23
Total current assets	124	46

Property and equipment, net (Note 4)	12	17

Total assets	136	63

Liabilities and Shareholders’ Deficit
Current Liabilities
Current maturities of long-term bank loan	6	32
Accounts payable	109	120
Other accounts liabilities (Note 5)	213	209
Stockholders loans (Note 7)	-	726
Convertible loans and debentures(Note 6B)	950	450
Fair Value of convertible component in convertible loan (Note 6B)	22	-
Total current liabilities	1,300	1,537

Convertible Loans (Note 6A)	371	-

Fair Value of convertible component in convertible loan (Note 6A)	26	-

Stockholders loans (Note 7)	288	280

Long term bank loans	-	5

Total liabilities	1,985	1,822

Stockholders’ Deficit (Note 8)
Common stock of $0.0001 par value each (“Common Stock”):
100,000,000 shares authorized as of December 31, 2020 and 2019; issued and outstanding 40,075,151 and 25,130,126 shares as of December 31, 2020 and 2019, respectively.	4	2
Additional paid-in capital	3,278	2,002
Accumulated deficit	(5,131)	(3,763)
Total stockholders’ deficit	(1,849)	(1,759)
Total liabilities and stockholders’ deficit	136	63

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31
	2020	2019
Revenues	-	112
Cost of revenues	-	(105)
Gross profit	-	7

Research and development expenses	-	(75)
General and administrative expenses (Note 10)	(1,305)	(961)
Operating loss	(1,305)	(1,029)

Financing expenses, net	(63)	(82)
Net loss	(1,368)	(1,111)

Loss per share (basic and diluted) (Note 12)	(0.04)	(0.04)

Basic and diluted weighted average number of shares of Common Stock outstanding	37,285,015	25,027,075

UAS DRONE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
BALANCE AT JANUARY 1, 2019	25,047,319	2	1,462	(2,652)	(1,188)

CHANGES DURING THE YEAR ENDED DECEMBER 31, 2019:

Share based compensation for services	82,807	*	540	-	540

Comprehensive loss for the year	-	-	-	(1,111)	(1,111)

BALANCE AT DECEMBER 31, 2019	25,130,126	2	2,002	(3,763)	(1,759)

CHANGES DURING THE YEAR ENDED DECEMBER 31, 2020:

Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623

Issuance of shares in exchange for convertible loans	869,470	*	448	-	448

Share based compensation for services	1,423,453	*	645	-	645

Effect of Reverse Capitalization	11,606,086	2	(440)	-	(438)

Comprehensive loss for the year	-	-	-	(1,368)	(1,368)

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,368)	(1,111)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	5	2
Finance expenses	-	77
Stock based compensation	645	540
Interest on loans	(70)	-
Expenses with respect to convertible loans and debentures	2	-
Decrease (increase) in other current assets	(17)	97
Increase (decrease) in accounts payable	(52)	71
Increase (decrease) in other accounts payable	6	186
Net cash used in operating activities	(849)	(138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	965	-
Repayments of long term banking institute	(34)	(29)
Net cash provided by (used in) financing activities	931	(29)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82	(167)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23	190

CASH AND CASH EQUIVALENTS AT END OF YEAR	105	23

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	126	3

Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	623	-
Issuance of shares in exchange for convertible loans	448	-

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

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

On April 30, 2020, the Company filed a Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2020, to register: (i) 63,856 shares of common stock of the Company that were issued to certain stockholders of Duke Inc. upon the consummation of the Short-Form Merger; (ii) 14,614,751 shares of common stock of the Company of certain selling stockholders named in the S-1 Registration Statement; and (iii) 3,649,733 shares of common stock of the Company issuable upon conversion of Convertible Notes (see Note 6 below).

On June 25, 2020, at the closing of the transaction contemplated by the Merger Agreement, the Company issued 63,856 shares to certain Duke Inc. stockholders, and Duke Inc. became a wholly owned subsidiary of the Company.

The Company (collectively with Duke, the “Group”) is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. The Company’s advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

On January 29, 2021, the Company, through Duke Israel, and Elbit Systems Land Ltd., an Israeli corporation, entered into a collaboration agreement for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.”

Effective October 22, 2020, Company’s common stock in quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

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

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – GENERAL (continue)

Before entering into the Share Exchange Agreement: (i) Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with each of its Stockholders with regard to the Stockholders Loans.

Pursuant to the Debt Cancellation Letters, 842,135 shares of the Duke Inc. common stock (1,046,016 shares post Exchange Ratio) were issued in exchange for the cancellation of $623 in debt, leaving $280 of outstanding Stockholders Loans. These Stockholders Loans, including interest (which shall bear an annual fixed interest rate of 3% as of January 1, 2020), shall be repaid at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million, but not before the three year anniversary of the Effective Time and the full repayment of the amounts outstanding under certain convertible loan agreements in the aggregate amount of $965 (each, a “Convertible Loan Agreement”) (see Note 6B) entered into at the Effective Time, unless such repayment is otherwise waived by the parties to the Investors’ Loan; (ii) Loans made from Duke to an executive officer and a former executive officer, who are also stockholders were extinguished in connection with the Debt Cancellation Letters; (iii) Duke issued a consultant 1,146,005 shares of the Duke Inc. common stock (1,423,453 shares post Exchange Ratio), at par value, regarding services rendered to Duke Inc. The fair value of the shares issued was estimated at $429 and were recorded to share based compensation expenses.; and (iv) a convertible loan agreement in amount of $400 bearing an annual interest rate of 6%, including accumulated interest in amount of $48, was converted into 700,000 shares of Duke Inc. common stock (869,470 shares post Exchange Ratio).

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the USDR entered into the agreements listed below:

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors. The term of each investor’s loan is for 12 month and each such agreement bears annual interest of 15%, and at the discretion of USDR, the term of the investors’ loans can be extended for an additional 12 month period, which the Company did elect to extend (see also note 6 below). The investors have the option to convert the respective unpaid balance of their loan into shares of USDR’s common stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374. The conversion price is currently $0.374. As of March 30, 2021, the Convertible Loan Agreements have an aggregate outstanding principal balance of $835 as a result of the conversions of certain Convertible Loan Agreements (see note 15 below).

(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, to be adopted by the Board of Directors of USDR.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – GENERAL (continue)

(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures mature three years from the Effective Date, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at an original conversion price of $0.374 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of March 30, 2021, the New Debentures have an aggregate outstanding principal balance of $200 as a result of conversions of the New Debentures (see note 15 below).

(iv)	Several Securities Exchange Agreements, with similar terms, to exchange certain promissory notes having a total principal amount of $35 bearing interest of 6% per annum, for 9,623,621 shares of Company’s common stock. Signatories to the Securities Exchange Agreements are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 1(iii) above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions. Per Accounting Standards Update (“ASU”) 2017-11, the Company classified the anti-dilution to shareholders equity.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on June 19, 2020, in compliance with the requirements of the Registration Rights Agreement. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders.”

(vi)	The Company’s former CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

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

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – GENERAL (continue)

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

The COVID-19 pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. COVID-19 has also adversely affect the Group’s ability to conduct its business effectively due to disruptions to its capabilities, availability and productivity of personnel, while the Group simultaneously attempts to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, on January 24, 2021, the Government of Israel announced that effective January 26, 2021, non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel, and the number of Israeli citizens permitted to enter the country per day will be capped at 3,000. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were most recently updated in March 2021, recommending people avoid gatherings in one space and providing that no gathering of more than 20 people should be held under any circumstances. Employers (including the Group) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on January 25, 2021, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in China, Iran, South Africa, and certain European and Latin America countries. Although to date these restrictions have not impacted the Group’s operations, the effect on its business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe, may worsen over time. The spread of COVID-19 may also result in the inability of the Group’s manufacturers to deliver components or finished products on a timely basis and may also result in the inability of the Group’s suppliers to deliver the parts required by its manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect the Group’s business, financial condition and results of operations. The extent to which COVID-19 impacts the Group’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The Group is actively monitoring the pandemic and it is taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – GENERAL (continue)

Going Concern

Since inception, the Group has devoted substantially all its efforts to research and development. The Group is still in its development stage and the extent of the Group’s future operating losses and the timing of becoming profitable, if ever, are uncertain. As of December 31, 2020, the Group had $105 in cash and cash equivalents, net losses of $1,368, an accumulated deficit of $5,131, and a negative working capital of $1,176.

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

These conditions raise substantial doubt about the Group’s ability to continue to operate as a “going concern.” The Company’s ability to continue operating as a going concern is dependent on several factors, among them is the ability to raise sufficient additional funding.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk factors

The Group faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group’s future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Group has not yet generated significant revenues from its operations to fund its activities, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its current stockholders and investors or from third parties.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions and convertible loans.

B.	Functional currency

A majority of the Group’s expected revenues is generated in dollars. In addition, most of the Group’s costs are denominated and determined in dollars and in new Israeli shekels. Management believes that the dollar is the currency in the primary economic environment in which the Group operates. Thus, the functional and reporting currency of the Group is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Duke Inc., UAS Sub and Duke Israel. All significant intercompany balances and transactions have been eliminated on consolidation.

D.	Cash and cash equivalents, and Restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

E.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%
Furniture and office equipment	7-15
Computers	33
Office improvements	10

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

F.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2020 or 2019.

G.	Deferred income taxes

The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740-10”). Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2020 and 2019 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

H.	Research and development expenses

Research and development expenses are charged to operations as incurred.

I.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable to shareholders, by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the shares of common stock (such as the convertible preferred) are considered in the computation of basic loss per share under the two class method. However, in periods of net loss, only the convertible preferred shares are considered, since such shares have a contractual obligation to share in the losses of the Company.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

J.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation.” Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”

K.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and the United States. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

L.	Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

M.	Derivative Liabilities and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan	-	-	48	48
Total liabilities	-	-	48	48

The following table presents the changes in fair value of the level 3 liabilities for the Year ended December 31, 2020:

Fair value of Convertible component
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	276
Changes in fair value	(228)
Outstanding at December 31, 2020	48

N.	Certain Financial Instruments with Down Round Features

The Company accounts Certain Financial Instruments with Down Round Features based on ASU 2017-11, “Earnings per share: I. Accounting for Certain Financial Instruments with Down Round Features,” which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share.

O.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an ASU that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Group adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there was no material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure

Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2020	2019
Loans to executive officers (1)	-	21
Prepaid expenses	8	-
Government Institutions	8	2
Investment in subsidiary	3	-
	19	23

(1)	On November 20, 2017, the Group made available to an executive officer and a former executive officer, who are also stockholders, a loan in the amount of $10 each. The loans bear interest at a rate of approximately 3% per year. The loans, including the accumulated interest amount, shall be repaid at the earlier of the following dates: (i) December 31, 2019; or (ii) at the date of repayment of the loan made available by the stockholders to the Company according to a loan agreement as stated in Note 5; or (iii) from any dividend or other distribution to be made by the Company to its shareholders. The two stockholders are entitled to repay the outstanding amount of the loan at any time. The loans to executive officers were extinguished in connection with and prior to the Share Exchange.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2020	2019
Computers	10	10
Furniture and office equipment	12	12
Leasehold improvements	15	15
	37	37
Less - accumulated depreciation	(25)	(20)
Total property and equipment, net	12	17

In the years ended December 31, 2020 and 2019, depreciation was US$ 5 and US$ 2 respectively.

NOTE 5 –OTHER ACCOUNTS LIABILITIES

	December 31,
	2020	2019
Accrued expenses	213	208
Other	-	1
	213	209

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 6 – CONVERTIBLE LOANS

A.	As detailed in Note 1 above, the New Debentures in the amount of $400, mature three years from the Effective Date, bear interest at a rate of 8% per year and are only convertible into shares of the Company’s common stock, at the Original Conversion Price ; provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at Dilutive Event. In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of March 30, 2021, the New Debentures have an aggregate outstanding principal balance of $200 as a result of conversions of the New Debentures (see note 15 below).

In accordance with ASC 815-15-25, the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $132 at the date of issuance and at a value of $26 as of December 31, 2020. The following are the data and assumptions used as of the balance sheet date:

	December 31, 2020	March 10, 2020
Common stock price	0.25	0.374
Expected volatility	34.89%	37%
Expected term	2.19 years	3 years
Risk free rate	0.17%	0.58%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans out of the New Debentures was estimated by third party appraiser based on the debentures’ and market interest’ rates and was estimated at a value of $332 at the issuance date. The access of the calculated fair values of the loan and the convertible components over the loan face amounted to $67, and was recorded as interest expenses.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 6 – CONVERTIBLE NOTES (continue)

B.	In connection with the Share Exchange, immediately prior to the Effective Time, the Company entered into several Convertible Loan Agreements, on the same terms, in the aggregate amount of $965. The terms of the Convertible Loan Agreements require repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at Company’s discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that the Company may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bear simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month. On December 9, 2020, the Company utilized its rights under the above agreement and extended the terms of the loans for additional twelve month.

The lenders will have the option to convert the unpaid balance of their respective Convertible Loans into shares of Company’s common stock based on the lower of (A) lowest effective price per share set in connection with any funds raised by the Company during the six (6) months following the Effective Time. “Effective price” per share means (i) if only shares of Company’s common stock are sold in a transaction, the amount actually received in cash by the Company, and (ii) if shares of Company’s common stock are sold in a transaction and, in connection therewith additional securities or rights are sold or otherwise issued, the amount actually received in cash by the Company, for the shares of Company’s common stock and such additional rights upon their issuance, reduced by the aggregate fair market value of the additional rights (as determined using the Black-Scholes option pricing model or another method determined by the Company in good faith), in each case divided by the number of shares of Company’s common stock issued in such transaction; (B) 80% of the lowest effective price per share set in connection with any funds raise by the Company at any time subsequent to six (6) months following the Effective Time until such time as the loans outstanding under all of the Convertible Loan Agreements are fully repaid or otherwise converted provided, however, that such price per share shall not be available in the event of an issuance of Alternative Securities to the lender); (C) a price per share reflecting a post-money valuation of the Company of $15million following the next investment in the Company following the Effective Time; or (D) the conversion price, as adjusted for a Dilutive Event, under the New Debentures. The conversion price is currently $0.374. As of March 30, 2021, the Convertible Loan Agreements have an aggregate outstanding principal balance of $835 as a result of the conversions of certain Convertible Loan Agreements (see note 15 below).

In accordance with ASC 815-15-25, the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 6 – CONVERTIBLE NOTES (continue)

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $144 at the date of issuance and at a value of $22 as of December 31, 2020. The following are the data and assumptions used as of the balance sheet date:

	December 31, 2020	March 10, 2020
Common stock price	0.25	0.374
Expected volatility	34.89%	37%
Expected term	1.19 years	1 year
Risk free rate	0.36%	0.43%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans net of the convertible component was estimated at a value of $822 at the issuance date.

NOTE 7 - STOCKHOLDERS LOANS

Since Duke’s inception and until 2017, certain Duke affiliates provided loans to Duke from time to time, as needed. Some of the Stockholders Loans bear an annual fixed interest at 3.00% and some of the Stockholders Loans bear an annual interest rate as defined in section 3(j) of the Israeli tax ordinance (the interest rate 2019 was set on 2.56% per annum). The Stockholders’ loans, including the accumulated interest amount, were to be repaid in full within 7-15 days from any capital raised by the Company or related parties of the Company, whether by a stock offering and / or loans in excess of NIS 10 million (approximately $2.5 million).

As detailed in note 1 above, before entering into the Share Exchange Agreement: (i) Duke entered into Debt Cancellation Letters with each of its Stockholders with regard to the Stockholders Loans noted above. Pursuant to the Debt Cancellation Letters, 842,135 shares of the Duke Inc. common stock (1,046,016 shares post Exchange Ratio) were issued in exchange for the cancellation of $623 in debt, waiving $83 of accrued interest and leaving $280 of outstanding Stockholders Loans. These Stockholders Loans, including interest (which shall bear an annual fixed interest rate of 3% as of January 1, 2020), shall be repaid at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million, but not before the three year anniversary of the Effective Time and the full repayment of the amounts outstanding under certain convertible loan agreements in the aggregate amount of $965 (see additional information in Note 6B).

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

The holders of shares of Common Stock vote together as one class on all matters as to which holders of Common Stock are entitled to vote. Except as otherwise required by applicable law and subject to the preferential rights of any outstanding preferred stock, all voting rights are vested in and exercised by the holders of Common Stock with each share of our Common Stock being entitled to one vote, including in all elections of directors. The Company does not have a classified board of directors (the “Board”). Subject to preferences that may be applicable to any outstanding preferred stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of legally available funds therefore. In the event of the Company’s liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of preferred stock, if any, then outstanding. The Common Stock has no cumulative voting rights and no preemptive or other rights to subscribe for shares of the Company. There are no redemption or sinking fund provisions applicable to the Common Stock. All shares of Common Stock currently outstanding are fully paid and non-assessable.

Transactions:

On June 1, 2018, the Company granted an aggregate of 200,000 shares of common stock to a consultant at a value of $3.00 per share of common stock in exchange for consulting services. The stock will be issued to the consultant over a 3-year vesting period. On June 1, 2019 the Company issued to the consultant the first tranche of 66,667 shares of common stock. During the year ended December 31, 2020 the Company recorded compensation expenses in regard to such offering in the amount of $108.

Refer to notes 1 above regarding shares issued during 2020.

NOTE 9 – STOCK OPTIONS

The following table presents Duke Inc.’s stock option activity the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2020	995,000	2.70
Number of options exercisable at December 31, 2020	895,000	2.75

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – STOCK OPTIONS (continue)

The aggregate intrinsic value of the awards outstanding as of December 31, 2020 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.374 as of December 31, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of December 31, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2020
2.25	400,000	1.7	300,000
3	595,000	1.30	595,000
	995,000		895,000

The stock options outstanding as of December 31, 2019, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2019
2.25	400,000	2.70	200,000
3	595,000	2.30	595,000
	995,000		795,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended December 31, 2020 was $108 and are included in General and Administrative expenses in the Statements of Operations

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands , except share and per share data)

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2020	2019
Professional services	538	310
Share base compensation	645	540
Insurance	47	-
Adverting and promotion	34	-
Rent and office maintenance	25	107
Levies and tolls	6	-
Depreciation	5	4
Other expenses	5	-
	1,305	961

NOTE 11 – LITIGATION

On February 14, 2018, a complaint was filed against the: (i) Duke Inc., (ii) Duke Israel, (iii) Aphek Trading Kadosh and Razi Ltd. (“Aphek”) an Israeli corporation owned by Raziel Atuar and Amir Kadosh, and (iv) Mr. Aharon Sagiv, currently, the Chief Technology Officer and Director of the Company, by Blackhawk Laboratories (the “Plaintiff”), a U.S. based company, in the Tel Aviv District of Israel (Case No. 31727-02-18). The complaint asserts a claim for breach of contract, breach of duty, negligence and unjust enrichment with regard to a services agreement dated June 13, 2014 between the Plaintiff and Duke. The complaint asserts that Duke Israel agreed to pay for certain services alleged to have been performed by the Plaintiff and that the Plaintiff was entitled to receive 8% of the issued and outstanding shares of common stock of, over a 12 month period from June 2014 to June 2015. The Plaintiff’s complaint seeks an order requiring either Duke Israel to issue to the Plaintiff 8% of its issued and outstanding shares of our common stock; or alternatively for Duke Inc. to issue to the Plaintiff 4.8% of its issued and outstanding shares of our common stock; or alternatively for Aphek and Mr. Aharon Sagiv to transfer 8% of their shareholdings in the Company to the Plaintiff.

The defendants believe the Plaintiff’s complaint has no merit and they intend to vigorously defend the lawsuit. The Company and Duke Inc. do not believe the lawsuit will have a material effect on the Company as all three co-founders of the Company (Raziel Atuar, Amir Kadosh and Sagiv Aharon) have agreed to indemnify the Group for any losses resulting from the lawsuit, including taking responsibility for the issuance of any shares of the Group’s common stock in the event the Plaintiff is successful in its lawsuit.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands , except share and per share data)

NOTE 12 – INCOME TAX

U.S. resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21% this reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Income of the Israeli company is taxable from 2018 onwards, at corporate tax rate of 23%.

The Company and subsidiaries have not received final tax assessments since its inception.

As of December 31, 2020, the Company and subsidiaries had carry forward losses for tax purposes of approximately $1,225 and $2,813, respectively, which can be offset against future taxable income, if any.

A.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2020	2019
	US Dollars
Pretax loss	(1,368)	(1,111)
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	287	233
Stock-based compensation	(135)	(114)
Tax in respect of differences in corporate tax rates	5	2
Losses and timing differences in respect of which no deferred taxes were generated	(157)	(121)
	-	-

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2020	2019
	US Dollars
Composition of deferred tax assets:
Non capital loss carry forwards	872	378
Valuation allowance	(872)	(378)
	-	-

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands , except share and per share data)

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2020 and 2019, are as follows:

	Year ended December 31
	2020	2019
	Number of shares
Weighted average number of shares of common stock outstanding attributable to shareholders	37,285,015	25,027,075
Total weighted average number of shares of common stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	995,000	995,000

(*)	The effect of the inclusion of option and convertible loans in 2020 and 2019 is anti-dilutive.

NOTE 14 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2020	2019
General and administrative expenses:
Directors compensation	175	-
	175	-

Financing:
Financing expense	133	13
Financing income	75	-

B.	Balances with related parties:

	As of December 31,
	2020	2019
Other accounts liabilities	19	-
Stockholders loans	268	925
Convertible loans	972	-

C.	On April 12, 2020, effective as of March 1, 2020, the Board of Directors approved the payment of certain fees to directors in the amounts of $4.98, $4.98 and $6.95 per month to Yariv Alroy, Sagiv Aharon and Erez Nachtomy (each, an “Active Director”), respectively. On April 12, 2020, the Company also enacted a policy to pay each director (that is not otherwise an Active Director) an amount of $1.5 for each calendar quarter and $0.40 for attendance of each meeting of the board of directors. These amounts are exclusive of Israeli VAT if applicable.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 15 – SUBSEQUENT EVENTS

A.	On January 29, 2021, the Company, through its wholly owned subsidiary Duke Israel and Elbit, entered into a collaboration agreement (the “Agreement”) for the global marketing and sales, and the production and further development of Duke’s developed advanced robotic system mounted on an Unmanned Aerial Solution (“UAS”), armed with lightweight firearms, which the Company markets under the commercial name “TIKAD.”

Pursuant to the Agreement, Duke has granted Elbit a worldwide exclusive license for the use of Duke’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses. As consideration for granting the worldwide exclusive license, Elbit will pay Duke royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Agreement until 15 years following receipt of $5,000 in cumulative revenues from sales of TIKAD units. In addition, Duke agreed to pay Elbit similar rates of royalties for revenues received by Duke from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit.

Pursuant to the terms of the Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke.

B.	During February 2021, holder of Convertible Loan as detailed in note 6A above, converted $200 principal amount ($215.066 including accrued interest) into 575,044 common stock of the Company.

C.	On February 12, 2021 and March 2, 2021, the Company issued 171,246 common stock of the Company, to several holders Security Exchange Agreement signed at March 9, 2020 between the Company and several debt holders (see note 1(iii) above), according to which, such holders are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in notes 6B and 1(iii) above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions.

D.	On March 5, 2021 holder of Convertible Loan as detailed in note 6B above, converted the principal amount of $130 into 347,594 shares of the Company’s common stock.

E.	On March 25, 2021, the Board of Directors appointed Yossef Balucka to serve as its Chief Executive Officer and President. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan to be set up and approved by the Company at the discretion of the board of directors. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company.