Form 10-Q
period 2021-03-31
UAS Drone Corp.
filed 2021-05-24
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 19, 2021, the registrant had 54,018,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 30, 2021) entitled “Risk Factors” as well as in our other public filings.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	452	105
Other current assets	55	19
Total Current assets	507	124

Property and Equipment, Net	11	12
Total assets	518	136

Liabilities and Shareholders’ Deficit
Current Liabilities
Current maturities of long term bank loan	-	6
Accounts payable	108	109
Other accounts liabilities	130	213
Convertible loans (note 3)	832	950
Fair value of convertible component in convertible loan (note 3)	134	22
Total current liabilities	1,204	1,300

Convertible Loans (note 3)	192	371

Fair Value of convertible component in convertible loan (note 3)	47	26

Stockholders loans	290	288

Total liabilities	1,733	1,985

Stockholders’ Deficit
Common stock of U.S.$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; issued and outstanding 41,169,035 and 40,075,151 shares as of March 31, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	3,661	3,278
Accumulated deficit	(4,880)	(5,131)
Total stockholders’ deficit	(1,215)	(1,849)
Total liabilities and stockholders’ deficit	518	136

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2021	2020
	(Unaudited)

Revenues (Note 6)	500	-
Cost of sales	-	-
Gross profit	500	-

General and administrative expenses	(161)	(696)
Other income	132	-
Operating income (loss)	471	(696)
Financing income (expense), net	(220)	5
Net income (loss)	251	(691)

Income (Loss) per share (basic and diluted)	0.00	(0.02)

Basic and diluted weighted average number of shares of common stock outstanding	40,518,220	28,853,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2019	25,130,126	2	2,002	(3,763)	(1,759)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448		448
Share based compensation for services	1,423,453	*	511		511
Effect of Reverse Capitalization	11,606,086	2	(440)		(438)
Comprehensive loss for three month ended March 31, 2020	-	-	-	(691)	(691)
BALANCE AT MARCH 31, 2020 (Unaudited)	40,075,151	4	3,144	(4,454)	(1,306)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Issuance of shares in exchange for convertible loans	1,093,884	*	345	-	345
Share based compensation for services	-	-	38	-	38
Comprehensive profit for three month ended March 31, 2021	-	-	-	251	251
BALANCE AT MARCH 31, 2021 (Unaudited)	41,169,035	4	3,661	(4,880)	(1,215)

(*)	represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$251	$(691)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	1	3
Stock based compensation	38	511
Interest on loans	2	(79)
Expenses with respect to convertible loans and debentures	181	65
Increase in other current assets	(36)	(48)
Decrease in accounts payable	(1)	(38)
Decrease in other accounts payable	(83)	(78)
Net cash provided by (used in) operating activities	353	(355)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	-	965
Repayments of long term banking institute	(6)	(8)
Net cash provided by (used in) financing activities	(6)	957

INCREASE IN CASH AND CASH EQUIVALENTS	347	602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105	23

CASH AND CASH EQUIVALENTS AT END OF PERIOD	452	625
Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	-	623
Issuance of shares in exchange for convertible loans	345	448

The accompanying notes are an integral part of the condensed consolidated financial statement

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 - GENERAL

UAS Drone Corp. (the “Company” or “USDR”) was incorporated under the laws of the State of Nevada on February 4, 2015. Prior to the Company’s formation, the operations were functioning under Unlimited Aerial Systems, LLP (“UAS LLP”). UAS LLP was formed under the laws of the State of Louisiana on August 22, 2014. Effective March 31, 2015, the Company completed a reverse merger with UAS LLP. The reverse merger was accounted for as a reverse capitalization.

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

On April 30, 2020, the Company filed a Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 19, 2020, which registered: (i) 63,856 shares of common stock of the Company, $0.0001 par value per share (the “Common Stock”), that were issued to certain stockholders of Duke Inc. upon the consummation of the Short-Form Merger; (ii) 14,614,751 shares of Common Stock of certain selling stockholders named in the Registration Statement on Form S-1; and (iii) 3,649,733 shares of Common Stock issuable upon conversion of Convertible Notes (see Note 6 below).

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

Effective October 22, 2020, Company’s Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

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

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the USDR entered into the agreements listed below:

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors (the “Convertible Loans”). The term of each investor’s loan was for 12 month and each such agreement bore annual interest of 15%, and at the discretion of USDR, the term of the investors’ loans was able to be extended for an additional 12 month period, which the Company did elect to extend (see also note 6 below). The investors had the option to convert the respective unpaid balance of their loan into shares of USDR’s Common Stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

As of March 31, 2021, the conversion price was $0.374. As of March 31, 2021, the Convertible Loan Agreements had an aggregate outstanding principal balance of $835 as a result of the conversions of certain Convertible Loan Agreements (see note 15 below).

(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, to be adopted by the Board of Directors of USDR.

(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of Common Stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures were to mature three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of Common Stock, at an original conversion price of $0.374 (the “Original Conversion Price”); provided, however, that such Original Conversion Price was to be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise disposes or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that was lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of March 31, 2021, the New Debentures had an aggregate outstanding principal balance of $200 as a result of partial conversions of the New Debentures (see note 15 below).

(iv)	Several Securities Exchange Agreements, with similar terms, to exchange certain promissory notes having a total principal amount of $35 bearing interest of 6% per annum, for 9,623,621 shares of Common Stock. Signatories to the Securities Exchange Agreements are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 1(iii) above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions. Per Accounting Standards Update (“ASU”) 2017-11, the Company classified the anti-dilution to shareholders equity.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on June 19, 2020, in compliance with the requirements of the Registration Rights Agreement. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders.”

(vi)	The Company’s former CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

Pursuant to the terms of the Share Exchange Agreement, at the Effective Time, the Company issued an aggregate of 28,469,065 shares of Common Stock to the Duke Inc. stockholders in exchange for 22,920,107 shares of Duke’s Inc. issued and outstanding shares of common stock, representing approximately 99% of Duke’s Inc. issued and outstanding shares of common stock. Accordingly, each outstanding share of Duke Inc. common stock was exchanged for the right to receive 1.2421 shares of the Company’s common stock (the “Exchange Ratio”). Of the shares of Duke Inc. common stock that were exchanged for shares of the Company’s common stock, 51,410 (representing 63,856 shares of the Company’s common stock post-Share Exchange) were issued but remained in escrow until the Company completed the Short-Form Merger (as defined hereunder). On June 25, 2020, at the closing of the transaction contemplated by the Merger Agreement, the Company released the shares in escrow.

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

We have not experienced any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, given that COVID-19 is still an ongoing event in different parts of the world, it is still not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the SEC. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published with the SEC, for the year ended December 31, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	181	181
Total liabilities	-	-	181	181

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	48	48
Total liabilities	-	-	48	48

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

The following table presents the changes in fair value of the level 3 liabilities for the three months ended March 31, 2021:

Fair value of Convertible component
Outstanding at January 1,2021	48
Fair value of issued level 3 liability	-
Changes in fair value	133
Outstanding at March 31,2021	181

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted.  The guidance must be adopted as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES

A.	As detailed in Note 1A above, in conjunction with the consummation of the Share Exchange, USDR entered into Securities exchange agreements with outstanding debt holders of USDR, Alpha and GBC to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue the New Debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of Common Stock to each of Alpha and GBC, respectively. The New Debentures mature three years from the Effective Date in amount of $400, bear interest at a rate of 8% per year and are only convertible into shares of Common Stock, at an original conversion price of $0.3740; provided, however, that such Original Conversion Price was to be adjusted downward in the event of a Dilutive Event. In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment was to occur immediately after the completion of such period.

During February 2021, Alpha converted $200 of the principal amount ($215 including accrued interest) of the New Debentures into 575,044 shares of Common Stock.

In accordance with ASC 815-15-25, the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $26 as of December 31, 2020 and at a value of $47 as of March 31, 2021.  The following are the data and assumptions used as of the balance sheet date:

	March 31, 2021	December 31, 2020
Common stock price	0.39	0.25
Expected volatility	34.89%	34.89%
Expected term	1.94 years	2.19 years
Risk free rate	0.16%	0.17%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans out of the New Debentures was estimated by third party appraiser based on the debentures’ and market interest’ rates and was estimated at a value of $192 at March 31, 2021.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

On May 11, 2021, Alpha converted $100,946 of the principal amount ($110,614 including accrued interest) of the New Debentures into 295,759 shares of Common Stock.

On May 14, 2021, the Company repaid the full principal balance and interest amount of the Convertible Loans in the amount of $108,541.

B.	In connection with the Share Exchange, immediately prior to the Effective Time, the Company entered into several Convertible Loan Agreements, on the same terms, in the aggregate amount of $965. The terms of the Convertible Loan Agreements required repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provided that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of Common Stock. The Convertible Loan Agreements bore simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month.

The lenders had the option to convert the unpaid balance of their respective Convertible Loans into shares of Common Stock based on the lower of (A) lowest effective price per share set in connection with any funds raised by the Company during the six (6) months following the Effective Time. “Effective price” per share means (i) if only shares of Common Stock are sold in a transaction, the amount actually received in cash by the Company, and (ii) if shares of Common Stock are sold in a transaction and, in connection therewith additional securities or rights are sold or otherwise issued, the amount actually received in cash by the Company, for the shares of Common Stock and such additional rights upon their issuance, reduced by the aggregate fair market value of the additional rights (as determined using the Black-Scholes option pricing model or another method determined by the Company in good faith), in each case divided by the number of shares of Common Stock issued in such transaction;

(B) 80% of the lowest effective price per share set in connection with any funds raise by the Company at any time subsequent to six (6) months following the Effective Time until such time as the loans outstanding under all of the Convertible Loan Agreements are fully repaid or otherwise converted provided, however, that such price per share shall not be available in the event of an issuance of Alternative Securities to the lender); (C) a price per share reflecting a post-money valuation of the Company of $15 million following the next investment in the Company following the Effective Time; or (D) the conversion price, as adjusted for a Dilutive Event, under the New Debentures.

On March 5, 2021, a holder of a Convertible Loan converted the principal amount of $130 into 347,594 shares of Common Stock.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

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

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $22 at December 31, 2020 and at a value of $134 as of March 31, 2021.  The following are the data and assumptions used as of the balance sheet date:

	March 31, 2021	December 31, 2020
Common stock price	0.39	0.374
Expected volatility	34.89%	37%
Expected term	0.94 year	1 year
Risk free rate	0.07%	0.43%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The fair value allocated to loans net of the convertible component was estimated at a value of $832 at March 31, 2021.

On May 17 and 18, 2021, the Company repaid the full principal balance of the Convertible Loans in the amount of $835.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY

Transactions:

On February 12, 2021 and March 2, 2021, respectively, the Company issued an aggregate of 171,246 shares of Common Stock to several holders who were signatories to the Securities Exchange according to which such holders are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 3B above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions.

NOTE 5 - STOCK OPTIONS

The following table presents the Company’s stock option activity the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2021	995,000	2.70
Number of options exercisable at March 31, 2021	895,000	2.81

The aggregate intrinsic value of the awards outstanding as of March 31, 2021 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.39 as of March 31, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

See note 7C regarding options granted to Company’s CEO.

The stock options outstanding as of March 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2021
2.25	400,000	1.45	300,000
3	595,000	1.05	595,000
	995,000		895,000

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 - STOCK OPTIONS  (cont.)

The stock options outstanding as of December 31, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2020
2.25	400,000	1.70	300,000
3	595,000	1.30	595,000
	995,000		895,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2021 was $38 and are included in General and Administrative expenses in the Statements of Operations.

NOTE 6 – COLLABORATION AGREEMENT

On January 29, 2021, the Company, through its wholly owned subsidiary Duke Israel and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Agreement”) for the global marketing and sales, and the production and further development of Duke Israel’s developed advanced robotic system mounted on an Unmanned Aerial Solution (“UAS”), armed with lightweight firearms, which the Company markets under the commercial name “TIKAD.”

Pursuant to the Agreement, Duke Israel granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses.

As consideration for granting the worldwide exclusive license, Elbit will pay Duke royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Agreement until 15 years following receipt of $50,000 in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke Israel from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit.

Pursuant to the terms of the Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Per the agreement, Duke Israel shall be entitled to portion of the revenues generated in the Evaluation Phase of the Project. In addition, Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke Israel.

In addition to the above Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit. The upfront fee was recorded as revenues as of March 31, 2021.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2021	2020
General and administrative expenses:
Directors and Officers compensation (*)	58	17

(*) Share base compensation	5	-

Financing:
Financing expense	160	8
Financing income	-	80

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2021	2020
Other accounts liabilities	55	19
Stockholders loans	270	268
Convertible loans	966	972

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,100), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan to be set up and approved by the Company at the discretion of the board of Directors. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 – SUBSEQUENT EVENTS

A.	On May 11, 2021, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors (the “Investors”), pursuant to which the Company, in a private placement offering (the “Offering”), agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of the Company’s Common Stock, at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 Company’s Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000 and the Offering closed on May 11, 2021.

B.	On May 11, 2021, Alpha converted $101 of its principal amount ($111 including accrued interest) of the New Debentures into 295,759 shares of Common Stock.

C.	The Company issued 54,019 shares of Common Stock to several holders Securities Exchange Agreement, pursuant to which such holders were entitled to an anti-dilution clause in the event that the New Debentures detailed in Note 3A above are converted such that the number of shares held by such investors would not be lower than their original holdings on a fully diluted basis prior to such conversions.

D.	On May 14, 2021, the Company repaid the full principal balance and interest amount of the New Debentures detailed in Note 3A above, in the amount of $109.

E.	On May 17 and 18, 2021, the Company repaid the full principal balance of the Convertible Loans detailed in Note 3B, in the amount of $835.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

As of the date of this quarterly report, to date, we have not experienced any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, given that COVID-19 is still an ongoing event in different parts of the world, it is still not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 31, 2021) with respect to our Critical Accounting Policies and Estimates. The main changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020, relates to convertible loans Derivative Liabilities and Fair Value of Financial Instruments.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenues. During the three months ended March 31, 2021, we generated revenues of $500,000. We had no revenues for the three months ended March 31, 2020. The reason for the increase in revenues for the three months ended March 31, 2021, was mainly due to the Collaboration Agreement, as detailed in note 6 to the quarterly financial statements.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2021, which consisted primarily of professional services, legal expenses and stock-based compensation expenses, amounted to $161,000, compared to $696,000 for the three months ended March 31, 2020. The decrease in general and administrative expenses for the three months ended March 31, 2021 was mainly due to a decrease in stock-based compensation of $474,000 and legal expenses of $75,000.

Financial Expense. For the three months ended March 31, 2021, we had financial expense of $220,000 compared to financial income of $5,000 for the three months ended March 31, 2020. The reason for the increase in financial expense for the three months ended March 31, 2021, was mainly due to interest expense related to our convertible loans.

Net Profit (Loss). We incurred a net profit of $251,000 for the three months ended March 31, 2021 as compared to $691,000 in net loss for the three months ended March 31, 2020.

Liquidity and Capital Resources

We had $452,000 in cash at March 31, 2021 versus $625,000 in cash at March 31, 2020. Cash provided by operations for the three months ended March 31, 2021 was $353,000 as compared to Cash used by operations of $355,000 for three months ended March 31, 2020. The reason for the decrease in cash used by operations related to the revenues and net profit during the three months ended March 31, 2021, compared to our net losses during the three months ended March 31, 2020, as described above.

Net cash used by financing activities was $6,000 for the three months ended March 31, 2021, as compared to net cash provided by financing activities of $957,000 for the three months ended March 31, 2020. The decrease is mainly the result of the proceeds received pursuant to the sale of Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000 as of March 31, 2020.

On September 2, 2019, we executed a promissory note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021 (the “Promissory Note”).  The Promissory Note was a non-recourse and carried no personal guarantees. In conjunction with the consummation of the Share Exchange, and as a condition thereof, on March 6, 2020, we entered into several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of our common stock, par value $0.0001 per share (the “Common Stock”). On May 18, 2021, the we issued 54,019 shares of Common Stock of the Company, to several holders pursuant to the terms of the Security Exchange Agreements pursuant to which, such holders were entitled to an anti-dilution clause in the event that the Convertible Debentures were converted into shares f our Common Stock.

In connection with the Share Exchange, immediately prior to the Effective Time, we entered into several convertible loan agreements, on the same terms, in the aggregate amount of $965,000 (each, a “Convertible Loan Agreement”). The terms of the Convertible Loan Agreements required repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bore simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month. On December 9, 2020, we utilized our rights under the Convertible Loan Agreements and extended the terms of the loans for an additional twelve months. As of March 31, 2021, the Convertible Loan Agreements had an aggregate outstanding principal balance of $835,000. During May 2021, we repaid the full balance of the principal of the Convertible Loans in the amount of $835,000.

Also, in connection with the Share Exchange, we entered into securities exchange agreements (each, an “Exchange Agreement”) with our outstanding debt, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658,323 and in exchange issue new debentures in the aggregate amount of $400,000 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively. The New Debentures matured three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of March 31, 2021, the Convertible Debentures had an aggregate outstanding principal balance of $200,000. Subsequent to March 31, 2021, a portion of the Convertible Debentures, representing an aggregate amount of $110,614 (including interest) was converted into 295,759 shares of Common Stock. During May 2021, we prepaid the full balance of the principal and interest amount of the Convertible Debentures in the amount of $108,541.

On May 11, 2021, we entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors (the “Investors”), pursuant to which we, in a private placement offering (the “Offering”), agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 of our Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000,000 and the Offering closed on May 11, 2021.

In view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations up to the end of 2023. We may also satisfy its liquidity through the sale of its securities, either in public or private transactions.

If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the Common Stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 24, 2021	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)