Form 10-Q
period 2021-06-30
UAS Drone Corp.
filed 2021-08-12
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the registrant had 54,018,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of June 30, 2021 (unaudited), and December 31, 2020	3
Condensed Consolidated Statements of Comprehensive loss for six and three months ended June 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of stockholders’ equity (deficit) for the period of six and three months ended June 30, 2021 (unaudited) and the year ended December 31, 2020	5
Condensed Consolidated Statements of cash flows for the six months ended June 30, 2021 and 2020 (unaudited)	6
Notes to unaudited condensed consolidated financial statements	7 - 22

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	3,946	105
Other current assets	56	19
Total Current assets	4,002	124

Property and Equipment, Net	11	12
Total assets	4,013	136

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Current maturities of long term bank loan	-	6
Accounts payable	125	109
Other accounts liabilities	159	213
Convertible loans (note 3)	-	950
Fair value of convertible component in convertible loan (note 3)	-	22
Total current liabilities	284	1,300

Convertible Loans (note 3)	-	371

Fair Value of convertible component in convertible loan (note 3)	-	26

Stockholders loans	293	288

Total liabilities	577	1,985

Stockholders’ Equity (Deficit)
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; issued and outstanding 54,018,813 and 40,075,151 shares as of June 30, 2021 and December 31, 2020, respectively.	5	4
Additional paid-in capital	8,729	3,278
Accumulated deficit	(5,298)	(5,131)
Total stockholders’ equity (deficit)	3,436	(1,849)
Total liabilities and stockholders’ equity (deficit)	4,013	136

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenues (Note 6)	500	-	-	-
Cost of sales	-	-	-	-
Gross profit	500	-	-	-

General and administrative expenses	(433)	(942)	(271)	(247)
Other income	132	-	-	-
Operating income (loss)	199	(942)	(271)	(247)
Financing expense, net	(366)	(60)	(147)	(65)
Net loss	(167)	(1,002)	(418)	(312)

Loss per share (basic and diluted)	(0.00)	(0.03)	(0.00)	(0.01)

Basic and diluted weighted average number of shares of Common Stock outstanding	44,325,572	34,464,217	48,091,085	40,075,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2019	25,130,126	2	2,002	(3,763)	(1,759)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2020:
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448		448
Share based compensation for services	1,423,453	*	580		580
Effect of Reverse Capitalization	11,606,086	2	(440)		(438)
Comprehensive loss for six month ended June 30, 2020	-	-	-	(1,002)	(1,002)
BALANCE AT JUNE 30, 2020 (Unaudited)	40,075,151	4	3,213	(4,765)	(1,548)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2021:
Issuance of shares in exchange for convertible loans	1,443,662	*	706	-	706
Issuance of shares for cash (net of issuance expenses)	12,500,000	1	4,604	-	4,605
Share based compensation for services	-	-	141	-	141
Comprehensive profit for six month ended June 30, 2021	-	-	-	(167)	(167)
BALANCE AT JUNE 30, 2021 (Unaudited)	54,018,813	5	8,729	(5,298)	3,436

(*)	represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(167)	$(1,002)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	1	3
Stock based compensation	141	580
Interest on loans	5	(76)
Expenses with respect to convertible loans and debentures	326	81
Increase in other current assets	(37)	(40)
Decrease in accounts payable	16	(55)
Decrease in other accounts payable	(133)	(33)
Net cash provided by (used in) operating activities	152	(542)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	-	965
Proceeds from issuance of shares	4,649	-
Repayments of convertible loans	(954)	-
Repayments of long term banking institute	(6)	(16)
Net cash provided by financing activities	3,689	949

INCREASE IN CASH AND CASH EQUIVALENTS	3,841	407

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105	23

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,946	430
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	59	33
Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	-	623
Issuance of shares in exchange for convertible loans	706	448
Value of option recorded as issuance expenses	44	–

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

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the USDR entered into the agreements listed below:

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors (the “Convertible Loans”). The term of each investor’s loan was for 12 month and each such agreement bore annual interest of 15%, and at the discretion of USDR, the term of the investors’ loans was able to be extended for an additional 12 month period, which the Company did elect to extend (see also note 6 below). The investors had the option to convert the respective unpaid balance of their loan into shares of USDR’s Common Stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374. As of June 30, 2021, the Convertible Loans were fully repaid (see note 3B below).

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, to be adopted by the Board of Directors of USDR.

(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of Common Stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures were to mature three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of Common Stock, at an original conversion price of $0.374 (the “Original Conversion Price”); provided, however, that such Original Conversion Price was to be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise disposes or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that was lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of June 30, 2021, the New Debentures were fully repaid or converted (see note 3A below).

(iv)	Several Securities Exchange Agreements, with similar terms, to exchange certain promissory notes having a total principal amount of $35 bearing interest of 6% per annum, for 9,623,621 shares of Common Stock. Signatories to the Securities Exchange Agreements are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 1(iii) above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions. Per Accounting Standards Update (“ASU”) 2017-11, the Company classified the anti-dilution to shareholders equity.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on June 19, 2020, in compliance with the requirements of the Registration Rights Agreement. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders”.

(vi)	The Company’s former CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company.

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

Balance as of June 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	-	-
Total liabilities	-	-	-	-

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	48	48
Total liabilities	-	-	48	48

The following table presents the changes in fair value of the level 3 liabilities for the six months ended June 30, 2021:

Fair value of Convertible component
Outstanding at January 1,2021	48
Fair value of issued level 3 liability	-
Fair value of repaid level 3 liability	(181)
Changes in fair value	133
Outstanding at June 30,2021	-

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

On May 11, 2021, Alpha converted the remaining $100 of its principal amount ($111 including accrued interest) of the New Debentures into 295,759 shares of Common Stock.

On May 14, 2021, the Company repaid GBC the full principal balance and interest amount of the New Debentures detailed in Note 3A above, in the amount of $109.

As a result of the above repayments and conversions, as of June 30, 2021, the balance of the New Debentures was zero.

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

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $26 as of December 31, 2020. The following are the data and assumptions used as of the balance sheet date:

December 31, 2020
Common stock price	0.25
Expected volatility	34.89%
Expected term	2.19 years
Risk free rate	0.17%
Forfeiture rate	0%
Expected dividend yield	0%

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

On May 17 and 18, 2021, the Company repaid the remaining full principal balance of the Convertible Loans, in the principal amount of $835.

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

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $22 at December 31, 2020.  The following are the data and assumptions used as of the balance sheet date:

December 31, 2020
Common stock price	0.374
Expected volatility	37%
Expected term	1 year
Risk free rate	0.43%
Forfeiture rate	0%
Expected dividend yield	0%

NOTE 4 – SHAREHOLDERS’ EQUITY

Transactions:

On February 12, 2021, March 2, 2021 and May 18, 2021, respectively, the Company issued an aggregate of 225,265 shares of Common Stock to several holders who were signatories to the Securities Exchange according to which such holders are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 3B above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions.

On May 11, 2021, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering (the “Offering”), agreed to issue and sell to the investors an aggregate of: (i) 12,500,000 shares of the Company’s Common Stock, at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 Company’s Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS' EQUITY (cont.)

On May 11, 2021, the Company signed a Service Agreement with a third party according to which the service provider agreed to provide the Company with financial and project oversight services with respect to the Securities Purchase Agreements relating to the Offering. Pursuant to the agreement, the Company agreed to pay the service provider (1) 6% of the investment amounts received which amounted to $351 and (2) options to receive a number of units (each unit for a price of US$0.40 includes one share and one warrant with an exercise price of $0.40 per share) equal to 6% of the investment amount received, divided by 0.40. In the event that the investors that participated in the Offering will exercise their Warrants, the service provider shall be entitled to receive an additional payment of (1) 6% of the warrants exercised amounts received and (2) options to receive a number of units equal to 6% of the warrants exercised amounts received, divided by $0.40.

The fair value of options was estimated at the dates of grant and as of June 30, 2021 using the Black-Scholes option pricing model. The following are the data and assumptions used:

	June 30, 2021	May 11, 2021
Dividend yield	0	0
Expected volatility (%) (*)	34.89%	34.89%
Risk-free interest rate (%) (**)	0.11%	0.16%
Expected term of options (years) (***)	1.36	1.5
Exercise price (US dollars)	0.4	0.4
Share price (US dollars)	0.3775	0.32
Fair value (USD in thousands)	79	44

The fair value of the options as of May 11, 2021 in the amount of $44 was classified as issuance expenses. Changes to the fair value of the options are recorded as interest expenses in the statements of comprehensive income (loss).

NOTE 5 – STOCK OPTIONS

The following table presents the Company’s stock option activity during the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2021	995,000	2.70
Number of options exercisable at June 30, 2021	895,000	2.81

The aggregate intrinsic value of the awards outstanding as of June 30, 2021 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.38 as of June 30, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – STOCK OPTIONS (cont.)

The stock options outstanding as of June 30, 2021, have been separated into exercise prices, as follows:

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

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended June 30, 2021 was $38 and are included in General and Administrative expenses in the Statements of Operations.

On May 27, 2021, the board of directors of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units. In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted.

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

In addition to the above Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit. The upfront fee was recorded as revenues as of June 30, 2021.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30
	2021	2020
General and administrative expenses:
Directors and Officers compensation (*)	106	71

(*) Share base compensation	84	-

Financing:
Financing expense	4	63
Financing income	-	75

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2021	2020

Other accounts liabilities	17	19
Stockholders loans	272	268
Convertible loans	-	972

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,100), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan . The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 34.89%, dividend yields of 0% and an expected life of 5 years. Total share based compensation expenses during the six months ended June 30, 2021 amounted to $84.

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2021, the Board of Directors of the Company approved the issuance of options to purchase 2,445,443 shares of the Company’s Common Stock to certain employees, directors and services providers, under the Company’s 2021 Plan. Options to purchase 1,629,443 shares of Common Stock shall vest as follows: 50% on the first anniversary of the grant date, 25% after the second anniversary of the grant and 25% after the third anniversary of the grant date, and shall be exercisable for an exercise price of $0.38 per share. Options to purchase 450,000 shares of Common Stock shall vest as follows: 50% on the first anniversary of the grant date, 25% after the second anniversary of the grant and 25% after the third anniversary of the grant date, and shall be exercisable for an exercise price of $0.0001 per share. Options to purchase 366,000 shares of Common Stock shall fully vest on the first anniversary of the grant date.

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

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 30, 2021) with respect to our Critical Accounting Policies and Estimates. The main changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020, relates to convertible loans Derivative Liabilities and Fair Value of Financial Instruments.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

Revenues. We did not generate any revenues during the three months ended June 30, 2021 and June 30, 2020.

Research and Development. We had no research and development expenses during the three months ended June 30, 2021 and June 30, 2020.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2021, which consisted primarily of professional services and stock based compensation, amounted to $271,553, compared to $246,970 for the three months ended June 30, 2020. The increase in the general and administrative expenses for the three months ended June 30, 2021, was mainly due to increases in stock-based compensation expenses.

Financial Expense. For the three months ended June 30, 2021, we had financial expenses of $147,240 compared to financial expense of $65,111 for the three months ended June 30, 2020. The reason for the increase in financial expenses for the three months ended June 30, 2021, was due to an increase in interest expenses related to our previously outstanding convertible loans.

Net Loss. We incurred a net loss of $418,793 for the three months ended June 30, 2021 as compared to $312,000 in net loss for the three months ended June 30, 2020. The reason for the increase in net loss is mainly due to the reasons described above.

Comparison of the six months ended June 30, 2021 and 2021

Revenues. During the six months ended June 30, 2021, we generated revenues of $500,000. We had no revenues for the six months period ended June 30, 2020. The reason for the increase in revenues was mainly due to the revenues derived from the Collaboration Agreement with Elbit.

Research and Development. We had no research and development expenses during the six months ended June 30, 2021 and June 30, 2020.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2021, which consisted primarily of professional services, legal expenses and stock-based compensation expenses, amounted to $432,505, compared to $942,521 for the six months ended June 30, 2020. This decrease in general and administrative expenses for the six months ended June 30, 2021 was mainly due to a decrease in stock-based compensation of $439,000 and a decrease in legal expenses of $91,000.

Financial Expense. For the six months ended June 30, 2021, we had financial expense of $367,458 compared to financial expense of $59,965 for the six months ended June 30, 2020. The reason for the increase in financial expenses for the six months ended June 30, 2021, was mainly due to a decrease in interest expense related to our previously outstanding convertible loans.

Net Loss. We incurred a net loss of $167,513 for the six months ended June 30, 2021 as compared to a net loss of $1,002,000 for the six months ended June 30, 2020. The reason for the decrease in net loss is mainly due to the reasons described above.

Liquidity and Capital Resources

We had $3,946,000 in cash at June 30, 2021 versus $430,000 in cash at June 30, 2020. Cash provided by operations for the six months ended June 30, 2021 was $152,000 as compared to cash used by operations of $542,000 for six months ended June 30, 2020. The reason for the decrease in cash used by operations was primarily due to the revenues generated, and the decrease in our net loss, during the six months ended June 30, 2021, compared to our net loss during the three months ended June 30, 2020, as described above.

Net cash provided by financing activities was $3,689,000 for the six months ended June 30, 2021, as compared to net cash used by financing activities of $949,000 for the six months ended June 30, 2020. The increase in net cash provided by financing activities is mainly the result of the net proceeds in the aggregate amount of $4,605,000 we received in our private placement that closed in May 2021 (as described below) offset by repayments of previously outstanding convertible loans in the amount of $954,000 during the six months ended June 30, 2021 and of proceeds received from those certain Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000 as of June 30, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).
10.2	UAS Drone Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and in detail.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2021	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)