Form 10-Q
period 2021-09-30
UAS Drone Corp.
filed 2021-11-05
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 54,018,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited), and December 31, 2020	3
Condensed Consolidated Statements of Comprehensive Loss for nine and three months ended September 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period of nine and three months ended September 30, 2021 (unaudited) and the year ended December 31, 2020	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 - 23

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	3,730	105
Other current assets	51	19
Total Current assets	3,781	124

Property and Equipment, Net	10	12
Total assets	3,791	136

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Current maturities of long term bank loan	-	6
Accounts payable	99	109
Other accounts liabilities	97	213
Fair Value of option granted in equity financing	327
Convertible loans (note 3)	-	950
Fair value of convertible component in convertible loan (note 3)	-	22
Total current liabilities	523	1,300

Convertible Loans (note 3)	-	371

Fair Value of convertible component in convertible loan (note 3)	-	26

Stockholders loans	294	288

Total liabilities	817	1,985

Stockholders’ Equity (Deficit)
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; issued and outstanding 54,018,813 and 40,075,151 shares as of September 30, 2021 and December 31, 2020, respectively.	5	4
Additional paid-in capital	9,054	3,278
Accumulated deficit	(6,085)	(5,131)
Total stockholders’ equity (deficit)	2,974	(1,849)
Total liabilities and stockholders’ equity (deficit)	3,791	136

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Revenues (Note 6)	500	-	-	-
Cost of sales	-	-	-	-
Gross profit	500	-	-	-

General and administrative expenses	(918)	(1,114)	(485)	(172)
Other income	83	-	(49)	-
Operating loss	(335)	(1,114)	(534)	(172)
Financing income (expense), net	(619)	(115)	(253)	(55)
Net loss	(954)	(1,229)	(787)	(227)

Loss per share (basic and diluted)	(0.02)	(0.03)	(0.01)	(0.01)

Basic and diluted weighted average number of shares of Common Stock outstanding	47,592,159	36,348,181	54,018,813	40,075,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2019	25,130,126	2	2,002	(3,763)	(1,759)
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448		448
Share based compensation for services	1,423,453	*	511		511
Effect of Reverse Capitalization	11,606,086	2	(440)		(438)
Comprehensive loss for three month ended March 31, 2020	-	-	-	(691)	(691)
BALANCE AT MARCH 31, 2020 (Unaudited)	40,075,151	4	3,144	(4,454)	(1,306)
Share based compensation for services	-	-	69		69
Comprehensive loss for nine month ended June 30, 2020	-	-	-	(311)	(311)
BALANCE AT JUNE 30, 2020 (Unaudited)	40,075,151	4	3,213	(4,765)	(1,548)
Share based compensation for services	-	-	33		33
Comprehensive loss for nine month ended September 30, 2020	-	-	-	(227)	(227)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	40,075,151	4	3,246	(4,992)	(1,742)

(*)	represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
Issuance of shares in exchange for convertible loans	1,093,884	*	345	-	345
Share based compensation for services	-	-	38	-	38
Comprehensive profit for three month ended March 31, 2021	-	-	-	251	251
BALANCE AT MARCH 31, 2021 (Unaudited)	41,169,035	4	3,661	(4,880)	(1,215)
Issuance of shares in exchange for convertible loans	349,778	*	361	-	361
Issuance of shares for cash (net of issuance expenses)	12,500,000	1	4,604	-	4,605
Share based compensation for services	-	-	103	-	103
Comprehensive loss for three month ended June 30, 2021	-	-	-	(418)	(418)
BALANCE AT JUNE 30, 2021 (Unaudited)	54,018,813	5	8,729	(5,298)	3,436
Share based compensation for services	-	-	325	-	325
Comprehensive loss for three month ended September 30, 2021	-	-	-	(787)	(787)
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	54,018,813	5	9,054	(6,085)	2,974

(*)	represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Nine months ended
	September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(954)	$(1,229)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	2	4
Stock based compensation	466	613
Interest on loans	6	(73)
Expenses with respect to convertible loans and debentures	291	95
Expenses with respect to changes in fair value of option granted in equity financing	283	-
Increase in other current assets	(31)	(23)
Decrease in accounts payable	(10)	(50)
Decrease in other accounts payable	(117)	(29)
Net cash provided by (used in) operating activities	(64)	(692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	-	965
Proceeds from issuance of shares	4,649	-
Repayments of convertible loans	(954)	-
Repayments of long term banking institute	(6)	(25)
Net cash provided by financing activities	3,689	940

INCREASE IN CASH AND CASH EQUIVALENTS	3,625	248

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105	23

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,730	271
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	59	82
Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	-	623
Issuance of shares in exchange for convertible loans	706	448
Value of option recorded as issuance expenses	44	-

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

In conjunction with the consummation of the Share Exchange, and as a condition thereof, the USDR entered into the agreements listed below:

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors (the “Convertible Loans”). The term of each investor’s loan was for 12 month and each such agreement bore annual interest of 15%, and at the discretion of USDR, the term of the investors’ loans was able to be extended for an additional 12 month period, which the Company did elect to extend (see also note 6 below). The investors had the option to convert the respective unpaid balance of their loan into shares of USDR’s Common Stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374. As of September 30, 2021, the Convertible Loans were fully repaid (see note 3B below).

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, which was adopted by the Board of Directors of USDR on May 27, 2021.

(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of Common Stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures were to mature three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of Common Stock, at an original conversion price of $0.374 (the “Original Conversion Price”); provided, however, that such Original Conversion Price was to be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise disposes or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that was lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of September 30, 2021, the New Debentures were fully repaid or converted (see note 3A below).

(iv)	Several Securities Exchange Agreements, with similar terms, to exchange certain promissory notes having a total principal amount of $35 bearing interest of 6% per annum, for 9,623,621 shares of Common Stock. Signatories to the Securities Exchange Agreements are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 1(iii) above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions. Per Accounting Standards Update (“ASU”) 2017-11, the Company classified the anti-dilution to shareholders equity.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on June 19, 2020, in compliance with the requirements of the Registration Rights Agreement. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders”.

(vi)	The Company’s former CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company .

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

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (cont.)

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair value of warrants issued in equity financing	-	-	327	327
Total liabilities	-	-	327	327

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair Value of convertible component in convertible loan	-	-	48	48
Total liabilities	-	-	48	48

The following table presents the changes in fair value of the level 3 liabilities for the nine months ended September 30, 2021:

Fair value of Convertible component
Outstanding at January 1,2021	48
Fair value of issued level 3 liability	44
Fair value of repaid level 3 liability	(181)
Changes in fair value	416
Outstanding at September 30,2021	327

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

As a result of the above repayments and conversions, as of September 30, 2021, the balance of the New Debentures was zero.

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

NOTE 4 – SHAREHOLDERS’ EQUITY (continue)

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

The fair value of options was estimated at the dates of grant and as of September 30, 2021 using the Black-Scholes option pricing model. The following are the data and assumptions used:

September 30, 2021
Dividend yield	0
Expected volatility (%) (*)	156.12%
Risk-free interest rate (%) (**)	0.09%
Expected term of options (years) (***)	1.11
Exercise price (US dollars)	0.4
Share price (US dollars)	0.3775
Fair value (USD in thousands)	327

The fair value of the options as of September 30, 2021 is classified as current liabilities. Changes to the fair value of the options are recorded as interest expenses in the statements of comprehensive income (loss).

NOTE 5 - STOCK OPTIONS

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

On July 13, 2021, the Board of Directors of the Company approved the issuance of options to purchase 2,445,443 shares of the Company’s Common Stock to certain employees, directors and services providers, under the Company’s 2021 Plan (of which 738,621 option were issued as replacement of 995,000 previously issued options). Options to purchase 1,629,443 shares of Common Stock shall vest as follows: 50% on the first anniversary of the grant date, 25% after the second anniversary of the grant and 25% after the third anniversary of the grant date, and shall be exercisable for an exercise price of $0.38 per share. Options to purchase 450,000 shares of Common Stock shall vest as follows: 50% on the first anniversary of the grant date, 25% after the second anniversary of the grant and 25% after the third anniversary of the grant date, and shall be exercisable for an exercise price of $0.0001 per share. Options to purchase 366,000 shares of Common Stock shall fully vest on the first anniversary of the grant date.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 5-6. Total share based compensation expenses during the nine months ended September 30, 2021 amounted to $409.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 - STOCK OPTIONS (continue)

The following table presents the Company’s stock option activity during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	995,000	2.70
Granted	2,445,443	0.82
Exercised	-	-
Forfeited or expired	(995,000)	2.70
Outstanding at September 30,2021	2,445,443	0.82
Number of options exercisable at September 30, 2021	-	-

The aggregate intrinsic value of the awards outstanding as of September 30, 2021 is $205,091. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.40 as of September 30, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of September 30, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2021
0.0001	450,000	4.48	-
0.38	1,256,822	5.78	-
1.00	118,000	5.75	-
2.25	620,621	5.75	-
	2,445,443	5.53	-

The stock options outstanding as of December 31, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2020
2.25	400,000	1.70	300,000
3.00	595,000	1.30	595,000
	995,000		895,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period of nine months ended September 30, 2021 was $467 and are included in General and Administrative expenses in the Statements of Operations.

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

In addition to the above Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit. The upfront fee was recorded as revenues as of September 30, 2021.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30
	2021	2020
General and administrative expenses:
Directors and Officers compensation (*)	420	124
(*) Share base compensation	186	-

Financing:
Financing expense	6	112
Financing income	-	75

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2021	2020
Other accounts liabilities	30	19
Stockholders loans	274	268
Convertible loans	-	972

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,100), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan . The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company.

In addition, on July 13, 2021, the Board of Directors of the Company approved the issuance options to purchase 490,000 shares of the Company’s Common Stock to its Vice Chairman, directors and CFO. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date.

The fair value of the options were determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 34.89%, dividend yields of 0% and an expected life of 5 years. Total share based compensation expenses during the Nine months ended September 30, 2021 amounted to $148.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 – LITIGATIONS

(1)	On February 14, 2018, a complaint was filed against the: (i) Duke Inc., (ii) Duke Israel, (iii) Aphek Trading Kadosh and Razi Ltd. (“Aphek”) an Israeli corporation owned by Raziel Atuar and Amir Kadosh, and (iv) Mr. Aharon Sagiv, currently, the Chief Technology Officer and Director of the Company, by Blackhawk Laboratories (the “Plaintiff”), a U.S. based company, in the Tel Aviv District of Israel. The complaint asserted a claim for breach of contract, breach of duty, negligence and unjust enrichment with regard to a services agreement dated June 13, 2014 between the Plaintiff and Duke. The complaint asserted that Duke Israel agreed to pay for certain services alleged to have been performed by the Plaintiff and that the Plaintiff was entitled to receive 8% of the issued and outstanding shares of common stock of, over a 12 month period from June 2014 to June 2015. The Plaintiff’s complaint sought an order requiring either Duke Israel to issue to the Plaintiff 8% of its issued and outstanding shares of our common stock; or alternatively for Duke Inc. to issue to the Plaintiff 4.8% of its issued and outstanding shares of our common stock; or alternatively for Aphek and Mr. Aharon Sagiv to transfer 8% of their shareholdings in the Company to the Plaintiff.

The three co-founders of the Company (Raziel Atuar, Amir Kadosh and Sagiv Aharon) have agreed to indemnify the Group for any losses resulting from the lawsuit, including taking responsibility for the issuance of any shares of the Group’s common stock in the event the Plaintiff is successful in its lawsuit.

On June 14, 2021 the Company, the three co-founders and the Plaintiff signed a settlement agreement according to which certain co-founders would transfer to the Plaintiff the shares of Common Stock of the Company owned by them for complete and final resolution of the complaint.

(2)	On August 22, 2021 , the Company and a former vendor of the Company signed a settlement agreement according to which the Company agreed to pay the former vendor NIS187 (approximately $50) for an alleged debt to the vendor for complete and final resolution of the vendor’s complaint and the Company’s counter claim.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Revenues. We had no revenues during the three months ended September 30, 2021 and September 30, 2020.

Research and Development. We had no research and development expenses during the three months ended September 30, 2021 and September 30, 2020.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2021, which consisted primarily of professional services and stock based compensation, amounted to $485,000, compared to $172,000 for the three months ended September 30, 2020. The increase in the general and administrative expenses for the three months ended September 30, 2021, was mainly due to increases in stock-based compensation expenses.

Financial Income Expense. For the three months ended September 30, 2021, we had financial income of $253,000 compared to financial expense of $55,000 for the three months ended September 30, 2020. The reason for the decrease in financial expenses for the three months ended September 30, 2021, was due to an increase in the fair value of the Warrant (as hereinafter defined) issued in the Offering (see note 4 to the financial statements) partially offset by decrease in our interest expenses due to repayments of our previously outstanding convertible loans in previous quarters.

Net Loss. We incurred a net loss of $787,000 for the three months ended September 30, 2021 as compared to $227,000 in net loss for the three months ended September 30, 2020. The reason for the increase in net loss is mainly due to the reasons described above.

Comparison of the nine months ended September 30, 2021 and 2020

Revenues. During the nine months ended September 30, 2021, we generated revenues of $500,000. We had no revenues for the nine months period ended September 30, 2020. The reason for the increase in revenues was mainly due to the revenues derived from the Collaboration Agreement with Elbit.

Research and Development. We had no research and development expenses during the nine months ended September 30, 2021 and September 30, 2020

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2021, which consisted primarily of professional services, legal expenses and stock-based compensation expenses, amounted to $918,000, compared to $1,114,000 for the nine months ended September 30, 2020. This decrease in general and administrative expenses for the nine months ended September 30, 2021 was mainly due to a decrease in stock-based compensation of $146,000 and a decrease in legal expenses of $66,000.

Financial Expense. For the nine months ended September 30, 2021, we had financial expense of $619,000 compared to financial expense of $115,000 for the nine months ended September 30, 2020. The reason for the increase in financial expenses for the nine months ended September 30, 2021, was mainly due to a increase in interest expense related to our previously outstanding convertible loans and an increase in the fair value of the Warrant issued in the Offering (see note 4 to the financial statements) partially offset by interest income related to the extinguishment of a portion of stockholders’ loans recorded in the nine months ended September 20, 2021.

Net Loss. We incurred a net loss of $954,000 for the nine months ended September 30, 2021 as compared to a net loss of $1,229,000 for the nine months ended September 30, 2020. The reason for the decrease in net loss is mainly due to the reasons described above.

Liquidity and Capital Resources

We had $3,730,000 in cash at September 30, 2021 versus $271,000 in cash at September 30, 2020. Cash used by operations for the nine months ended September 30, 2021 was $64,000 as compared to $692,000 for nine months ended September 30, 2020. The reason for the decrease in cash used by operations was primarily due to the revenues generated, and the decrease in our net loss, during the nine months ended September 30, 2021, compared to our net loss during the nine months ended September 30, 2020, as described above.

Net cash provided by financing activities was $3,689,000 for the nine months ended September 30, 2021, as compared to net cash used by financing activities of $940,000 for the nine months ended September 30, 2020. The increase in net cash provided by financing activities is mainly the result of the net proceeds in the aggregate amount of $4,649,000 we received in our private placement that closed in May 2021 (as described below) offset by repayments of previously outstanding convertible loans in the amount of $954,000 during the nine months ended September 30, 2021 and of proceeds received from those certain Convertible Loan Agreements (as hereinafter defined) in the aggregate amount of $965,000 as of September 30, 2020.

On September 2, 2019, we executed a promissory note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021 (the “Promissory Note”). The Promissory Note was a non-recourse and carried no personal guarantees. In conjunction with the consummation of the Share Exchange, and as a condition thereof, on March 6, 2020, we entered into several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of our common stock, par value $0.0001 per share (the “Common Stock”). On May 18, 2021, the we issued 54,019 shares of Common Stock of the Company, to several holders pursuant to the terms of the Security Exchange Agreements pursuant to which, such holders were entitled to an anti-dilution clause in the event that the Convertible Debentures were converted into shares of our Common Stock.

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

In view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations [up to the end of 2023]. We may also satisfy its liquidity through the sale of its securities, either in public or private transactions.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 5, 2021	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)