Form 10-K
period 2021-12-31
UAS Drone Corp.
filed 2022-03-07
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,651,386.

As of March 7, 2022, there were 54,018,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

In late 2016, we began working with a flight training company in the western U.S. We sent one of our inventory Quadrotors to them with the intention of: (1) allowing them to use our drone in their training courses, specifically with law enforcement and first responder professionals; (2) obtaining feedback on performance and operating characteristics of our drone with the intention of improving the product for future generations; and (3) seeking sales of additional Quadrotors to this company or its clients. During 2020 and 2021, following the execution of the Collaboration Agreement with Elbit as detailed below, the Company did not sell any drones.

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

On January 29, 2021, we, through Duke Israel, and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.” Following the Collaboration Agreement, we are in the process of evaluating additional different applications for use of our technology and know-how including for its use in the civilian market.

On May 11, 2021, we entered into Securities Purchase Agreements with eight non-U.S. investors in a private placement offering in which we agreed to issue and sell an aggregate of: (i) 12,500,000 shares of common stock, par value $0.0001 per share at a price of $0.40 per share; and (ii) warrants to purchase 12,500,000 Company’s Common Stock. The Warrants were exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering are approximately $5,000,000 and the Offering closed on May 11, 2021.

On May 27, 2021, our board of directors (the “Board”) approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units (“RSUs”). In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted.

On June 15, 2021, we announced that our wholly owned Israeli subsidiary, Duke Airborne Systems Ltd., received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system.

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

On June 15, 2021, we announced that our wholly owned Israeli subsidiary, Duke Airborne Systems Ltd., received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system.

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

Employees

We currently have one full-time employee, our Chief Executive Officer, and two (2) executive officers, our Chief Technology Officer and our Chief Financial Officer. We hire freelance contractors and consultants in order to limit our operating expenses and therefore allowing us to scale as necessary. We maintain long-term relationships with these freelance contractors and consultants.

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

Our operations and business were not materially disrupted or adversely affected by COVID-19. The pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. COVID-19 has also adversely affect our ability to conduct our business effectively due to disruptions to our capabilities, availability and productivity of personnel, while we simultaneously attempt to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, on January 24, 2021, the Government of Israel announced that effective January 26, 2021 non-Israeli residents or citizens, except for non-nationals whose lives are based in Israel, are not allowed to enter Israel, and the number of Israeli citizens permitted to enter the country per day will be capped at 3,000. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020, which were most recently updated in March 2021, recommending people avoid gatherings in one space and providing that no gathering of more than 20 people should be held under any circumstances.

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

We have limited funds, and such funds are not fully adequate to fully support our future development and business plans. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding.

We may have to engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock could be reduced by the dilution caused by future equity issuances. Interest on debt securities could increase costs and negatively impact operating results. In the event we are permitted to issue preferred stock pursuant to the terms of our articles of incorporation, preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock would be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms possibly less favorable to us, and thereby adversely impact your investment. Shares of common stock which we sell from time to time could be sold into any market that develops, which could adversely affect the market price of our common stock.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 7, 2022, we had one full-time employee, our Chief Executive Officer, and have two (2) executive officers, our Chief Technology Officer and our Chief Financial Officer.  During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

On June 21, 2021, the aforementioned complaint and resulting litigation was settled by relevant parties in its entirety, with no liability being incurred by Company or Duke.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “USDR.” As of March 7, 2022, there were 151 holders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

On March 1, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company will pay the Consultant a monthly retainer and in addition, will issue the consultant 300,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void.

.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2021 and December 31, 2020 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

Operating Results

The selected historical financial information presented below is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021 and Duke’s audited consolidated financial statements for the year ended December 31, 2020. The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this prospectus.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Revenues. We had $500,000 in revenues for the year ended December 31, 2021. During the year ended December 31, 2020, we had no revenues.

Research and Development. During the year ended December 31, 2021, we had $14,000 research and development expenses, compare to $0 in research and development expenses for the year ended December 31, 2020. Our research and development expenses, for the year ended December 31, 2021, consisted primarily of professional services. Our research and development activity is pending our evaluation of additional different applications for use of our technology and know-how including for its use in the civil market, while the research and development activities of the TIKAD product is carried out by ELBIT according to the Collaboration Agreement.

General and Administrative Expenses. For the year ended December 31, 2021, our general and administrative expenses amounted to $1,026,000, of which $416,000 were related to stock-based compensation expenses, and were $1,305,000 for the year ended December 31, 2020, of which $645,000 related to stock-based compensation expenses. This decrease in general and administrative expenses for the year ended December 31, 2021 was mainly due to a decrease in stock-based compensation of $229,000.

Financial Expenses. For the year ended December 31, 2021 and 2020, our financial expenses amounted to $446,000 and $63,000, respectively. The reason for the increase in financial expenses for the year ended December 31, 2021, was mainly due to the increase in interest expense related to our previously outstanding convertible loans.

Net Loss. For the year ended December 31, 2021 and 2020, we recorded a net loss of $888,000 and $1,368,000, respectively, which represented a decrease compared to the year ended December 31, 2020, of $480,000.

Critical Accounting Policies

This MD&A of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we were required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this prospectus, the most significant estimates and assumptions relate to the going concern and share based compensation assumptions.

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statement, which are incorporated by reference into this prospectus. Our management believes that, as for the financial statements for the periods included in this prospectus, the “going concern” assessment and accounting share based compensation are critical accounting policies. However, due to the early stage of operations of our Company, there are no other accounting policies that are considered to be critical accounting policies by management.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development and have incurred accumulated losses of $6,019,000.

During the year ended December 31, 2021, our loss of $888,000 included non-cash stock-based compensation of $416,000. As of December 31, 2021, we had a working capital of $3,389,000, as compared to a negative working capital of $1,176,000 as of December 31, 2020.

As of December 31, 2021, we had a cash balance of $3,560,000 compared to the cash balance of $105,000 as of December 31, 2020. The reason for the increase in our cash balance was due to the financing transactions we completed in 2021 as discussed more fully below and our revenues as discussed in note 12 to the financial statements.

Since our inception we and Duke have funded our operations through equity and debt financing, bank loans, loans provided by shareholders and demonstration projects of its technology to potential customers.

As of December 31, 2021, the outstanding balance of the bank loans stood at zero and as of December 31, 2020 at $6,000.

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

As of December 31, 2021, and December 31, 2020, the outstanding balances of such stockholders’ loans were $297,000 and $288,000, respectively.

On September 2, 2019, we executed the Promissory Note having a total principal amount of $35,000 bearing interest at 6% per annum and maturing September 2, 2021. The Promissory Note was a non-recourse and carried no personal guarantees. In conjunction with the consummation of the Share Exchange, and as a condition thereof, on March 6, 2020, we entered into several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of our Common Stock. On May 18, 2021, we issued 54,019 shares of Common Stock of the Company, to several holders pursuant to the terms of the Security Exchange Agreements pursuant to which, such holders were entitled to an anti-dilution clause in the event that the Convertible Debentures were converted into shares of our Common Stock.

In connection with the Share Exchange, immediately prior to the Effective Time, we entered into several Convertible Loan Agreements, on the same terms, in the aggregate amount of $965,000. The terms of the Convertible Loan Agreements required repayment of the borrowed amount by the one-year anniversary of the Effective Time, unless, at our discretion, and subject to its compliance with any and all terms of the material terms of the Convertible Loan Agreements, the term of such loans is extended for an additional twelve (12) month period. The terms of the Convertible Loan Agreements also provide that we may repay any portion of the remaining outstanding loan amount, without penalty, provided, however, that the Company provides the specific lender with three business days’ written notice prior to such repayment, during which time the lender may elect to convert any or all of the outstanding loan amount into shares of common stock of the Company. The Convertible Loan Agreements bore simple interest at a rate equal to 15% per annum, payable on the 15th day of each calendar month. On December 9, 2020, we utilized our rights under the Convertible Loan Agreements and extended the terms of the loans for an additional twelve months. During March 2021, a portion of the Convertible Debentures, representing principal amount of $130,000 was converted into 347,594 shares of Common Stock and during May 2021, we repaid the full balance of the principal of the Convertible Loans in the amount of $835,000.

Also, in connection with the Share Exchange, we entered into Exchange Agreements with our outstanding debt with Alpha and GBC to respectively cancel existing debentures or debt in the total amount of $658,323 and in exchange issue new debentures in the aggregate amount of $400,000 and issue 698,755 and 65,198 shares of common stock to each of Alpha and GBC, respectively. The New Debentures matured three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of the Company’s common stock, at an original conversion price of $0.3740; provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. Subsequent to March 31, 2021, a portion of the Convertible Debentures, representing an aggregate amount of $110,614 (including interest) was converted into 295,759 shares of Common Stock. During May 2021, we prepaid the full balance of the principal and interest amount of the Convertible Debentures in the amount of $108,541.

On May 11, 2021, we entered into the Securities Purchase Agreements with eight (8) non-U.S. Investors, pursuant to which we, in a private placement Offering, agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) Warrants to purchase 12,500,000 of our Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000,000 and the Offering closed on May 11, 2021.

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

Our management, with the participation of our then CEO and CFO, as in place as of December 31, 2021, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the then CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our then CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, at the above-described reasonable assurance level.

During the year ended December 31, 2021, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, as in place as of December 31, 2021, determined that the Company’s internal control over financial reporting as of December 31, 2021, was not effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officer and their ages as of March 7, 2022, are as follows:

Name	Age	Position
Yariv Alroy	61	Chairman
Yossef Balucka	53	Chief Executive Officer and President
Sagiv Aharon	41	Chief Technology Officer and Director
Erez Nachtomy	60	Vice Chairman
Eran Antebi	51	Director
Shlomo Zakai	52	Chief Financial Officer

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

Yossef Balucka, CEO and President. Mr. Yossef Balucka has been serving as CEO and President of our Company, Duke and Duke Israel since March 2021. Prior to entering the private sector, Mr. Balucka served for twenty-five years in various field and headquarters positions in the Israeli Navy and retired as Colonel. Following his retirement from the Israeli Navy, between 2014 to 2016, Mr. Balucka served as a senior executive and management member for retail and customer service at Partner Communications Ltd. (TASE:PTNR), one of the leading mobile telecommunications companies in Israel. From 2017 to 2019 Mr. Balucka served as the CEO of Electra Technologies Ltd., a division of Electra Ltd. (TASE:ELTR), which is active in the fields of integrated electro-mechanical and construction. Since 2019 Mr. Balucka is the owner of T.R. Eshkolot Com Services Ltd., providing global strategic consulting services. Mr. Balucka holds a BA in Economics and Business Administration and an MA in Social Sciences from the Haifa University, and MA in Public Administration from the Bar Ilan University.

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

Shlomo Zakai, Chief Financial Officer. Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Prior to joining the Company Mr. Zakai served as the Chief Financial Officer of Save Foods, Inc. (SAFO:OTC) (August 2017 to December 2021), Sonovia Ltd. (NNTTF:OTC) (October 2014 to August 2020) and of Todos Medical Ltd. (TOMDF:OTC) (February 2017 till January 2018). Prior to that, Mr Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel.

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

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

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

Nominees to the Board of Directors

During the Company’s 2021 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2021, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2021. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2021.

SUMMARY COMPENSATION TABLE – FISCAL YEAR ENDED DECEMBER 31, 2021

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yossef Bakula –CEO	2020	48,577	0	0	0	0	0	0	48,577
	2021	88,470	0	0	103,532	0	0	0	192,002

Shlomo Zakai – CFO	2020	13,472	0	0	0	0	0	0	13,472
	2021	20,138	0	0	5,966	0	0	0	26,104

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2021.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2021. Note that the 5,000 shares expiring on December 31, 2019 were granted prior to expiration in conjunction with the Share Exchange.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for the year ended December 31, 2021 except as disclosed below.

Grants of Plan-Based Awards for 2021

The following table presents the outstanding equity awards held as of December 31, 2021 by our named executive officers, all of which have been issued pursuant to our 2021 Equity Compensation Plan, or the 2021 Plan:

Name	Number of shares that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)	Equity incentive plan awards: Market value of shares that have not vested ($)
Yossef Bakula	-	-	450,000	98,955

Erez Nachtomy	-	-	200,000	0

Eran Antebi	-	-	120,000	0

Sagiv Aharon	-	-	120,000	0

Shlomo Zakai	-	-	50,000	0

Pension Benefits

We have no arrangements or plans, except for those we are obligated to maintain pursuant to the Israeli law, under which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options or restricted shares at the discretion of our Board in the future.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2021, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

Equity Compensation Plan Information

On May 27, 2021, our Board of Directors approved the 2021 Plan, pursuant to which we may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units (“RSUs”).  In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted. A summary of the 2021 Plan is found below.

Under the 2021 Plan, options, restricted share and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. The total number of awards to acquire shares of the Company’s common stock may not exceed 4,800,000 shares. To the extent that an award lapses or is forfeited, the shares subject to such Award will again become available for grant under the terms of the 2021 Plan.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan not approved by security holders	2,426,812	0.81	2,373,188

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

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Yariv Alroy	59,732	-	59,732
Sagiv Aharon	59,820	14,318	74,137
Erez Nachtomy	83,646	23,863	107,509
Eran Antebi	8,890	14,318	23,208

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 7, 2022 regarding the beneficial ownership of our common stock, for:

●	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

●	each director;

●	each named executive officer; and

●	all directors and executive officers as a group.

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

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 7, 2022, there were 54,018,813 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Stockholders:
Afek Trading – Kadosh and Razi Ltd.(2)	7,659,536	14.18%
More Provident Fund Ltd(3)	11,250,000	34.47%
Named Executive Officers:
Sagiv Aharon	5,061,631	9.37%
Yariv Alroy	5,813,267	10.76%
Eran Antebi	-	-
Yossef Balucka	-	-
Erez Nachtomy	1,316,801	2.44%
Shlomo Zakai	-	-
All directors and executive officers as a group (6 Persons)**	12,191,699	22.57%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 7, 2022, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 7, 2022.

(2)	Address: C/O Mr. Amir Kadosh, Zabotinsky 50, Givat Shmuel, Israel.

(3)	Based solely on information contained in Form 13D filed with the SEC on July 6, 2021. Includes warrants to purchase 10,000,000 shares of common stock, subject to a contractual beneficial ownership limitation of 9.9%. Including securities held by Y.D More Investments Ltd., B.Y.M. Mor Investments Ltd., Eli Levy and Yosef Levy.

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

Except for the arrangements described in Item 11, or as described above, during fiscal years 2021 and 2020, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

The board of directors has not determined that we have any independent directors.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed by our principal auditor during the calendar years ended December 31, 2021 and 2020:

Fee category	2021	2020
Audit Fees(1)	$25,500	$28,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$25,500	$28,500

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the Commission.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

2.2	Agreement and Plan of Merger, dated April 29, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).

3.1	Articles of Incorporation as filed on February 4, 2015 (incorporated by reference to our Registration Statement on Form S-1 filed on August 25, 2019).

3.2	Bylaws, as amended, on March 4, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.2	UAS Drone Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021).

10.3***	Collaboration Agreement, dated January 29, 2021, by and between Duke Airborne Systems Ltd. and Elbit Systems Land Ltd. (translation from Hebrew) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

10.4	Services Agreement, dated March 25, 2021, between UAS Drone Corp. and Yossef Balucka. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

14.1	Amended and Restated Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

Exhibit Number	Description
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2021 and 2020, (ii) Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2021 and 2020, (iv) Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

***	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

UAS DRONE CORP.

Date: March 7, 2022	By:	/s/ Yossef Balucka
Yossef Balucka Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2022	By:	/s/ Yossef Balucka
Yossef Balucka
Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2022	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2022	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date: March 7, 2022	By:	/s/ Erez Nachtomy
Erez Nachtomy
Vice Chairman of the Board

Date: March 7, 2022	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Technology Officer and Director

Date: March 7, 2022	By:	/s/ Eran Antebi
Eran Antebi
Director

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

UAS DRONE CORP., INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UAS Drone Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

March 7, 2022

We have served as the Company’s auditor since 2019

UAS DRONE, CORP.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	3,560	105
Other current assets (Note 3)	40	19
Total Current assets	3,600	124

Property and equipment, net (Note 4)	9	12

Total assets	3,609	136

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term bank loan	-	6
Accounts payable	75	109
Other accounts liabilities (Note 5)	136	213
Convertible Loans (Note 6B)	-	950
Fair Value of convertible component in convertible loan (Note 6B)	-	22
Total current liabilities	211	1,300
Convertible Loans (Note 6A)	-	371
Fair Value of convertible component in convertible loan (Note 6A)	-	26
Stockholder loans (Note 7)	297	288
		-
Total liabilities	508	1,985

Stockholders’ Equity (Deficit) (Note 8)
Common stock of US$ 0.0001 par value each (“Common Stock”):
100,000,000 shares authorized as of December 31, 2021 and 2020; issued and outstanding 54,018,813 and 40,075,151 shares as of December 31, 2021 and 2020, respectively.	5	4
Additional paid-in capital	9,115	3,278
Accumulated deficit	(6,019)	(5,131)
Total stockholders’ Equity (Deficit)	3,101	(1,849)
Total liabilities and stockholders’ Equity (Deficit)	3,609	136

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31
	2021	2020

Revenues (Note 12)	500	-
Cost of revenues	-	-
Gross profit	500	-

Research and development expenses	(14)	-
General and administrative expenses (Note 10)	(1,026)	(1,305)
Other income	98	-
Operating loss	(442)	(1,305)
Financing expense, net	(446)	(63)
Net loss	(888)	(1,368)

Loss per share (basic and diluted) (Note 14)	(0.02)	(0.04)

Basic and diluted weighted average number of shares of Common Stock outstanding	49,212,028	37,285,015

UAS DRONE, CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(USD in thousands , except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2019	25,130,126	2	2,002	(3,763)	(1,759)
Issuance of shares in exchange for extinguishment of debt	1,046,016	*	623	-	623
Issuance of shares in exchange for convertible loans	869,470	*	448	-	448
Share based compensation for services	1,423,453	*	645	-	645
Effect of Reverse Capitalization	11,606,086	2	(440)	-	(438)
Comprehensive loss for the year	-	-	-	(1,368)	(1,368)
BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
Issuance of shares in exchange for convertible loans	1,443,662	*	806	-	806
Issuance of shares for cash (net of issuance expenses) (**)	12,500,000	1	3,929	-	3,930
Share based compensation for services granted in respect of issuance of shares (Note 8)	-	-	686	-	686
Share based compensation for services	-	-	416	-	416
Comprehensive profit for the year	-	-	-	(888)	(888)
BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101

(*)	represents amount less than $1 thousand.

(**)	Net of issuance expenses of $1,070.

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands )

	Year ended
	December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(888)	(1,368)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	3	5
Stock based compensation	416	645
Interest on loans	9	(70)
Expenses with respect to convertible loans and debentures	391	2
Increase in other current assets	(21)	(17)
Decrease in accounts payable	(34)	(52)
Increase (decrease) in other accounts payable	(110)	6
Net cash used in operating activities	(234)	(849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	-	965
Proceeds from issuance of shares	4,649	-
Repayments of convertible loans	(954)	-
Repayments of long term banking institute	(6)	(34)
Net cash provided by financing activities	3,689	931

INCREASE IN CASH AND CASH EQUIVALENTS	3,455	82

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	105	23

CASH AND CASH EQUIVALENTS AT END OF YEAR	3,560	105
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	59	126
Non cash transactions:
Issuance of shares in exchange for extinguishment of debt	-	623
Issuance of shares in exchange for convertible loans	806	448
Issuance expenses	719	-

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

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

The Company (collectively with Duke, the “Group”) is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. . The Company’s advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

On January 29, 2021, the Company, through Duke Israel, and Elbit Systems Land Ltd., an Israeli corporation, entered into a collaboration agreement for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.” (see Note 12)

Effective October 22, 2020, Company’s Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

As of December 31, 2020, the Company had incurred accumulated losses of approximately $1.8 million, and based on the then Company’s projected cash flows, and Company’s cash balance, the Company’s management was of the opinion that without further fundraising, it would not have sufficient resources to enable it to continue advancing its activities, including the development, manufacturing, and marketing of its products, which cast substantial doubt on the entity’s ability to continue as a going concern.

Based on the Company’s current cash balances, capital raised during the year ended December 31, 2021, the Company has sufficient funds for its plans for the next twelve months from the issuance of these financial statements. The Company’s management cannot determine with reasonable certainty when and if it will have sustainable profits. Even if management believes that the Company have sufficient funds for our current Company's future operating plans, it may seek additional capital if market conditions are favorable or if it have specific strategic considerations.

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

In conjunction with the consummation of the Share Exchange, and as a condition thereof, USDR entered into the agreements listed below:

(i)	Convertible Loan Agreements, on the same terms, in the aggregated amount of $965 with several investors (the “Convertible Loans”). The term of each investor’s loan was for 12 month and each such agreement bore annual interest of 15%, and at the discretion of USDR, the term of the investors’ loans was able to be extended for an additional 12 months period, which the Company did elect to extend (see also note 6 below). The investors had the option to convert the respective unpaid balance of their loan into shares of USDR’s Common Stock based on the lower of the following valuations: (i) the lowest effective price per share set in connection with any funds raised by USDR during the six months following the Share Exchange; (ii) 80% of the lowest effective price per share set in connection with any funds raise by USDR at any time subsequent to six months following the Share Exchange until such time as the Investors’ Loans are fully repaid; (iii) a price per share reflecting a post-money valuation of USDR of $15 million following the next investment in USDR following closing; or (iv) if at any time following the 6 month anniversary of the closing of the Share Exchange and until such time as the Investors’ Loans are fully repaid, USDR sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at an effective price per share that is lower than $0.374. As of December 31, 2021, the Convertible Loans were fully repaid (see note 6B below).

(ii)	In addition, before entering into the Share Exchange the parties to certain consulting agreements agreed to exchange their contractual right to receive options in Duke for options to be granted by USDR following the Effective Time, subject to the terms and conditions of a stock incentive plan, which was adopted by the Board of Directors of USDR on May 27, 2021.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – GENERAL (continue)

(iii)	Securities exchange agreements with outstanding debt holders of USDR, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658 and in exchange issue new debentures in the aggregate amount of $400 and issue 698,755 and 65,198 shares of Common Stock to each of Alpha and GBC, respectively (the “New Debentures”). The New Debentures were to mature three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of Common Stock, at an original conversion price of $0.374 (the “Original Conversion Price”); provided, however, that such Original Conversion Price was to be adjusted downward in the event that USDR, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise disposes or issues any common stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s common stock at an effective price per share that was lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. As of December 31, 2021, the New Debentures were fully repaid or converted (see note 6A below).

(iv)	Several Securities Exchange Agreements, with similar terms, to exchange certain promissory notes having a total principal amount of $35 bearing interest of 6% per annum, for 9,623,621 shares of Common Stock. Signatories to the Securities Exchange Agreements are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 1(iii) above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions. Per Accounting Standards Update (“ASU”) 2017-11, the Company classified the anti-dilution to shareholders equity.

(v)	A Registration Rights Agreement with GBC, Alpha, the Primary Lenders (as defined below) and certain Duke shareholders. The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on June 19, 2020, in compliance with the requirements of the Registration Rights Agreement. The deemed beneficial owners of the common stock, or other securities, issuable under parties to the Convertible Loan Agreements and the Note Conversion are identical and, as such, the Company refer to these parties as the “Primary Lenders”.

(vi)	The Company’s former CEO’s outstanding accrued pay of $32 as well as the 25,000 options he held at the end of 2019, were converted into 45,968 shares of the post-transaction Company .

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

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates including the effects of COVID-19. As applicable to these financial statements, the most significant estimates and assumptions relate to going concern and share based compensation.

B.	Functional currency

A majority of the Group’s revenues is generated in dollars. In addition, most of the Group’s costs are denominated and determined in dollars and in new Israeli shekels. Management believes that the dollar is the currency in the primary economic environment in which the Group operates. Thus, the functional and reporting currency of the Group is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Duke Inc., UAS Sub, and Duke Israel. All significant intercompany balances and transactions have been eliminated on consolidation.

D.	Cash and cash equivalents

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

F.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2021 or 2020.

G.	Deferred income taxes

The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2021 and 2020 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

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

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

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

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

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

Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	-	-
Total liabilities	-	-	-	-

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Fair Value of convertible component in convertible loan	-	-	48	48
Total liabilities	-	-	48	48

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

The following table presents the changes in fair value of the level 3 liabilities for the years ended December 31, 2020 and 2021:

Fair value of Convertible component
Outstanding at January 1, 2020	-
Fair value of issued level 3 liability	276
Changes	(228)
Outstanding at December 31, 2020	48
Changes	(48)
Outstanding at December 31, 2021	-

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

On October 1, 2021, the Company early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 – OTHER CURRENT ASSTES

	December 31,
	2021	2020

Prepaid expenses	23	8
Government Institutions	14	8
Investment in subsidiary	3	3
	40	19

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2021	2020

Computers	10	10
Furniture and office equipment	12	12
Leasehold improvements	15	15
	37	37
Less - accumulated depreciation	(28)	(25)
Total property and equipment, net	9	12

In the years ended December 31, 2021 and 2020, depreciation was US$3 and US$5 respectively.

NOTE 5 –OTHER ACCOUNTS LIABILITIES

	December 31,
	2021	2020

Accrued expenses	95	213
Other (Note 8)	41	-
	136	213

UAS DRONE, CORP.

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

On May 14, 2021, the Company repaid GBC the full principal balance and interest amount of the New Debentures in the amount of $109.

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

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

As a result of the above repayments and conversions, as of December 31, 2021, the balance of the New Debentures and the conversion feature was zero.

UAS DRONE, CORP.

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

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

UAS DRONE, CORP.

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

December 31, 2020
Common stock price	0.374
Expected volatility	34.89%
Expected term	1.19 years
Risk free rate	0.36%
Forfeiture rate	0%
Expected dividend yield	0%

As a result of the above repayments and conversions, as of December 31, 2021, the balance of the New Debentures and the conversion feature was zero.

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

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

Transactions:

On June 1, 2018, the Company granted an aggregate of 200,000 shares of common stock to a consultant at a value of $3.00 per share of common stock in exchange for consulting services. The stock will be issued to the consultant over a 3 year vesting period. On June 1, 2019 the Company issued to the consultant the first tranche of 66,667 shares of common stock. During the years ended December 31, 2021 and 2020 the Company recorded compensation expenses in regard to such offering in the amount of $28 and $108, respectively.

Refer to notes 1 above regarding shares issued during 2020.

On February 12, 2021, March 2, 2021 and May 18, 2021, the Company issued an aggregate of 225,265 shares of Common Stock to several holders who were signatories to the Securities Exchange according to which such holders are entitled to an anti-dilution clause in the event that the Convertible Loans detailed in Note 6B above are converted such that such the number of shares held by such investors would not be lower than original holding on a fully diluted basis prior to such conversions.

On May 11, 2021, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering (the “Offering”), agreed to issue and sell to the investors an aggregate of: (i) 12,500,000 shares of the Company’s Common Stock, at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 Company’s Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000. The Company recorded $1,070 of issuance costs - see below.

On May 11, 2021, the Company signed a service agreement with a non U.S. third party pursuant to which the service provider agreed to provide the Company with financial and project oversight services with respect to the Offering. Pursuant to the service agreement, the Company agreed to pay the service provider (1) 6% of the investment amounts received which amounted to $351 and (2) options to receive a number of units (each unit for a price of $0.40 includes one share and one warrant with an exercise price of $0.40 per share) equal to 6% of the investment amount received, divided by $0.40.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – SHAREHOLDERS’ EQUITY (continue)

In the event that the investors that participated in the Offering exercise their Warrants, the service provider shall be entitled to receive an additional payment of (1) 6% of the investment amounts received (2) 6% of the warrants exercised amounts received and (3) options to receive a number of units equal to 6% of the warrants exercised amounts received, divided by $0.40.

The fair value of such options as of the offering date was estimated at $686 using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity (deficit).

The following are the data and assumptions used:

May 11, 2021
Dividend yield	0
Expected volatility (%) (*)	180.32%
Risk-free interest rate (%) (**)	0.11%
Expected term of options (years) (***)	1.58
Exercise price (US dollars)	0.4
Share price (US dollars)	0.32
Fair value (USD in thousands)	686

The fair value of the expected cash payments as of May 11, 2021 was estimated based on the expected probability that the investors would exercise their warrants and was estimated at $33. The fair value expected cash payments as of December 31, 2021 was estimated at $41 (see Note 5).

NOTE 9 – STOCK OPTIONS

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

In July 2021, the Board of Directors of the Company approved the issuance of options to purchase 2,445,443 shares of the Company’s Common Stock to certain employees, directors and services providers, under the Company’s 2021 Plan. Options to purchase 1,629,443 shares of Common Stock shall vest as follows: 50% on the first anniversary of the grant date, 25% after the second anniversary of the grant and 25% after the third anniversary of the grant date. Options to purchase 450,000 shares of Common Stock shall vest as follows: 50% on the first anniversary of the grant date, 25% after the second anniversary of the grant and 25% after the third anniversary of the grant date. Options to purchase 366,000 shares of Common Stock shall fully vest on the first anniversary of the grant date.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 5-6. Total value of share based compensation were estimated to an amounted of $897.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – STOCK OPTIONS (continue)

The following table presents Company’s stock option activity the year ended December 31, 2020 and 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	995,000	2.70
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2020	995,000	2.70
Granted	2,445,443	0.82
Exercised	-	-
Forfeited or expired	(1,013,631)	2.67
Outstanding at December 31,2021	2,426,812	0.81
Number of options exercisable at December 31, 2021	-	-

The aggregate intrinsic value of the awards outstanding as of December 31, 2021 is $99. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.22 as of December 31, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	450,000	4.23	-
0.38	1,256,822	5.53	-
1.00	99,369	5.5	-
2.25	620,621	5.5	-
	2,426,812	5.28	-

The stock options outstanding as of December 31, 2020, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2020
2.25	400,000	1.7	300,000
3	595,000	1.30	595,000
	995,000		895,000

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the Year ended December 31, 2021 was $388 and are included in General and Administrative expenses in the Statements of Operations.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands , except share and per share data)

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2021	2020

Professional services	521	538
Share base compensation	416	645
Insurance	50	47
Adverting and promotion	1	34
Rent and office maintenance	26	25
Levies and tolls	1	6
Depreciation	3	5
Other expenses	8	5
	1,026	1,305

NOTE 11 – LITIGATION

(1)	On February 14, 2018, a complaint was filed against the: (i) Duke Inc., (ii) Duke Israel, (iii) Aphek Trading Kadosh and Razi Ltd. (“Aphek”) an Israeli corporation owned by Raziel Atuar and Amir Kadosh, and (iv) Mr. Aharon Sagiv, currently, the Chief Technology Officer and Director of the Company, by Blackhawk Laboratories (the “Plaintiff”), a U.S. based company, in the Tel Aviv District of Israel. The complaint asserted a claim for breach of contract, breach of duty, negligence and unjust enrichment with regard to a services agreement dated June 13, 2014 between the Plaintiff and Duke. The complaint asserted that Duke Israel agreed to pay for certain services alleged to have been performed by the Plaintiff and that the Plaintiff was entitled to receive 8% of the issued and outstanding shares of common stock of, over a 12 month period from June 2014 to June 2015. The Plaintiff’s complaint sought an order requiring either Duke Israel to issue to the Plaintiff 8% of its issued and outstanding shares of our common stock; or alternatively for Duke Inc. to issue to the Plaintiff 4.8% of its issued and outstanding shares of our common stock; or alternatively for Aphek and Mr. Aharon Sagiv to transfer 8% of their shareholdings in the Company to the Plaintiff.

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

(2)	On August 22, 2021 , the Company and a former vendor of the Company signed a settlement agreement according to which the Company agreed to pay the former vendor NIS160 (approximately $50) for an alleged debt to the vendor for complete and final resolution of the vendor’s complaint and the Company’s counter claim. The amount was included as part of other income.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands , except share and per share data)

NOTE 12 – COLLABORATION AGREEMENT

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

As consideration for granting the worldwide exclusive license, Elbit will pay Duke royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Agreement until 15 years following receipt of $50,000 in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke Israel from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit. No TIKAD units were sold during 2021 by the Company or Elbit.

Pursuant to the terms of the Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Per the agreement, Duke Israel shall be entitled to portion of the revenues generated in the Evaluation Phase of the Project. In addition, Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke Israel. No revenues were generated from the Evaluation Phase of the Project during 2021.

In addition to the above Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit. The upfront fee was recorded as revenues as of December 31, 2021.

NOTE 13 – INCOME TAX

U.S. resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21% this reflects certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Income of the Israeli company is taxable from 2018 onwards, at corporate tax rate of 23%.

The Company and subsidiaries have not received final tax assessments since its inception.

As of December 31, 2021, the Company and subsidiaries has carry forward losses for tax purposes of approximately $1,255 and $1,979, respectively, which can be offset against future taxable income, if any.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands , except share and per share data)

NOTE 13 – INCOME TAX (continue)

A.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2021	2020
	US Dollars

Pretax loss	(880)	(1,368)
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	185	287
Stock-based compensation	(87)	(23)
Non-deductible expenses	(82)	(80)
Tax in respect of differences in corporate tax rates	-	5
Losses and timing differences in respect of which no deferred taxes were generated	(16)	(189)
	-	-

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2021	2020
Composition of deferred tax assets:	US Dollars

Non capital loss carry forwards	704	685
Valuation allowance	(704)	(685)
	-	-

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 14 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2021 and 2020, are as follows:

	Year ended December 31
	2021	2020
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	49,212,028	37,285,015
Total weighted average number of shares of common stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	2,426,812	995,000

(*) The effect of the inclusion of option and convertible loans in 2021 and 2020 is anti-dilutive.

NOTE 15 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2021	2020

General and administrative expenses:
Directors and Officers compensation (*)	483	175
(*) Share base compensation	162	-

Financing:
Financing expense	9	133
Financing income	-	75

B.	Balances with related parties:

	As of December 31,
	2021	2020

Other accounts liabilities	30	19
Stockholders loans	276	268
Convertible loans	-	972

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 15 – RELATED PARTIES (continue)

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,650), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan . The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company. The fair value of the options were determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 5 years. Total value of share based compensation were estimated to an amounted of $189. Total share based compensation expenses during the Year ended December 31, 2021 amounted to $104.

D.	In addition, in July 2021, the Board of Directors of the Company approved the issuance options to purchase 490,000 shares of the Company’s Common Stock to its Vice Chairman, directors and CFO. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date.

The fair value of the options were determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 6 years. Total value of share based compensation were estimated to an amounted of $176. Total share based compensation expenses during the Year ended December 31, 2021 amounted to $58.

NOTE 16 – SUBSEQUENT EVENTS

On March 1, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer and in addition, to issue the consultant 300,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void.