Form 10-Q
period 2022-03-31
UAS Drone Corp.
filed 2022-05-04
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 54,118,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed on March 7, 2022) entitled “Risk Factors” as well as in our other public filings.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	3,415	3,560
Other current assets	28	40
Total Current assets	3,443	3,600

Property and equipment, net	21	9
Total assets	3,464	3,609

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	76	75
Other accounts liabilities	177	136
Total current liabilities	253	211

Stockholder loans	299	297

Total liabilities	552	508

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; issued and outstanding 54,118,813 and 54,018,813 shares as of March 31, 2022 and December 31, 2021, respectively.	5	5
Additional paid-in capital	9,295	9,115
Accumulated deficit	(6,388)	(6,019)
Total stockholders’ equity	2,912	3,101
Total liabilities and stockholders’ equity	3,464	3,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2022	2021
	(Unaudited)

Revenues	-	500
Cost of revenues	-	-
Gross profit	-	500

Research and development expenses	(6)	-
General and administrative expenses	(331)	(161)
Other income	-	132
Operating income (loss)	(337)	471
Financing expense, net	(32)	(220)
Net income (loss)	(369)	251

Income (Loss) per share (basic and diluted))	(0.01)	0.00

Basic and diluted weighted average number of shares of common stock outstanding	54,034,369	40,518,220

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE ON DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Share based compensation for services	100,000	*	180	-	180
Comprehensive loss for three month ended March 31, 2022	-	-	-	(369)	(369)
BALANCE ON MARCH 31, 2022 (Unaudited)	54,118,813	5	9,295	(6,388)	(2,912)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE ON DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Issuance of shares in exchange for convertible loans	1,093,884	*	345	-	345
Share based compensation for services	-	-	38	-	38
Comprehensive profit for three month ended March 31, 2021	-	-	-	251	251
BALANCE ON MARCH 31, 2021 (Unaudited)	41,169,035	4	3,661	(4,880)	(1,215)

(*) represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(369)	$251
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	-	1
Stock based compensation	169	38
Interest on loans	2	2
Expenses with respect to convertible loans and debentures	-	181
Decrease (increase) in other current assets	23	(36)
Increase (decrease) in accounts payable	1	(1)
Increase (decrease) in other accounts payable	41	(83)
Net cash provided by (used in) operating activities	(133)	353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	-
Net cash used in investing activities	(12)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term banking institute	-	(6)
Net cash used in financing activities	-	(6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145)	347

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	3,560	105

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	3,415	452

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for service providers	11	-
Issuance of shares in exchange for convertible loans	-	345

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

On April 29, 2020, the Company, Duke Inc., and UAS Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub merged with and into Duke Inc. Duke, with Duke Inc. surviving as our wholly-owned subsidiary (the “Short-Form Merger”). Upon closing of the Short-Form Merger, each outstanding share of UAS Sub’s common stock, par value $0.0001 per share, was converted into and became one share of common stock of Duke Inc., with Duke Inc. surviving as a wholly-owned subsidiary of the Company.

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

Effective October 22, 2020, Company’s common stock in quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

The COVID-19 pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. COVID-19 has also adversely impacted the Group’s ability to conduct its business effectively due to disruptions to its capabilities, availability and productivity of personnel, while the Group simultaneously attempts to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. Although to date these restrictions have not impacted the Group’s operations, the effect on its business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe, may worsen over time.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three-months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published with the SEC, for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

On October 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The new standard was effective for us beginning January 1, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective as of March 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – SHAREHOLDERS’ EQUITY

Transactions:

On March 1, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer and in addition, to issue the consultant 300,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. On March 17, 2022, the Company issued 100,000 restricted shares of common stock pursuant to the agreement. The Company determined the value of the shares issued based on the agreement date at $15 of which $4 were recorded as share based compensation expenses in the three months ended March 31, 2022 and the remaining as prepaid expenses.

NOTE 4 - STOCK OPTIONS

The following table presents the Company’s stock option activity the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding on December 31,2021	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on March 31,2022	2,426,812	0.81
Number of options exercisable on March 31, 2021	225,000	0.0001

The aggregate intrinsic value of the awards outstanding as of March 31, 2022 is $148. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.33 as of March 31, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of March 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2022
0.0001	450,000	3.98	225,000
0.38	1,256,822	5.28	0
1.00	99,369	5.25	0
2.25	620,621	5.25	0
	2,426,812	5.03	225,000

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 - STOCK OPTIONS (cont.)

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	450,000	4.23	-
0.38	1,256,822	5.53	-
1.00	99,369	5.5	-
2.25	620,621	5.5	-
	2,426,812	5.28	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2022 was $165 and are included in General and Administrative expenses in the Statements of Operations.

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Three months ended March 31
	2022	2021

General and administrative expenses:
Directors and Officers compensation(*)	152	58

(*)Share base compensation	63	5

Financing:
Financing expense	2	160

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES (cont.)

B. Balances with related parties:

	As of March 31,	As of December 31,
	2022	2021

Other accounts liabilities	36	30
Stockholders’ loans	278	276

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SUBSEQUENT EVENTS

A.	As detailed in Note 8 to the financial statement as of December 31, 2021, on May 11, 2021, the Company issued warrants (the “Warrants”) to purchase up to 12,500,000 shares of the Company’s common stock to eight (8) non-U.S. investors (the “Investors”). The Warrants were exercisable immediately, have a term of 18 months and have an exercise price of $0.40 per share. On April 5, 2022, the Company and the Investors executed an extension agreement, such that the term of the Warrants were extended so that they now expire on November 11, 2023.

B.	In April 4, 2022, the Company signed a lease agreement for office space in Mevo Carmel Science and Industry Park, Israel for a period of 3 years, with an option to extend the term of the lease for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years, are approximately $5,200, and for the third year approximately $5,400. The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year’s monthly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed on March 7, 2022) with respect to our Critical Accounting Policies and Estimates. The main changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021, relates to convertible loans Derivative Liabilities and Fair Value of Financial Instruments.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenues. During the three months ended March 31, 2022, we had no revenues. We had revenues of $500,000 for the three months ended March 31, 2021.

Research and Development. Our research and development expenses for the three months ended March 31, 2022, amounted to $5,700, compare to $0 for the three months ended March 31, 2021. Our research and development expenses, for the three months ended March 31, 2022, consisted primarily of professional services.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2022, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $331,000, compared to $161,000 for the three months ended March 31, 2021. The increase in general and administrative expenses for the three months ended March 31, 2022 was mainly due to an increase in stock-based compensation of $131,000. Our ongoing research and development activity is currently pending our evaluation of additional different applications for use for our technology and know-how, including potential usage in the civilian market, while the research and development activities of the TIKAD product is carried out by Elbit pursuant to the Collaboration Agreement.

Financial Expense. For the three months ended March 31, 2022, we had financial expense of $32,000 compared to financial expense of $220,000 for the three months ended March 31, 2021. The reason for the decrease in financial expense for the three months ended March 31, 2022, was mainly due to the decrease in interest expense related to our previously outstanding convertible loans which have been repaid or converted in full.

Net Profit (Loss). We incurred a net loss of $369,000 for the three months ended March 31, 2022 as compared to a net profit of $251,000 for the three months ended March 31, 2021, for the reasons set forth above.

Liquidity and Capital Resources

We had $3,415,000 in cash on March 31, 2022 versus $452,000 in cash at March 31, 2021. The reason for the increase in our cash balance was due to the gross proceeds of approximately $5,000,000 from a private placement transaction we completed in May 2021. Cash used in operations for the three months ended March 31, 2022 was $133,000 as compared to cash provided by operations of $353,000 for the three months ended March 31, 2021. The reason for the increase in cash used in operations is mainly related to the increase in the net loss partially offset by an increase in stock-based compensation.

Net cash used in investing activities was $12 for the three months ended March 31, 2022, as compared to net cash used in financing activities of $0 for the three months ended March 31, 2021. The increase is mainly related to investments in office improvements.

Net cash used in financing activities was $0 for the three months ended March 31, 2022, as compared to net cash used in financing activities of $6,000 for the three months ended March 31, 2021. The decrease is a result of the fully repayment of a bank loan in 2021.

On September 2, 2019, we executed a promissory note having a total principal amount of $35,000 bearing interest at a 6% per annum and maturing on September 2, 2021 (the “Promissory Note”). The Promissory Note was a non-recourse and carried no personal guarantees. In conjunction with the consummation of the Share Exchange, and as a condition thereof, on March 6, 2020, we entered into several Securities Exchange Agreements, on the same terms, to exchange the Promissory Note for 9,623,621 shares of our common stock, par value $0.0001 per share (the “Common Stock”). On May 18, 2021, we issued 54,019 shares of Common Stock of the Company, to several holders pursuant to the terms of the Security Exchange Agreements pursuant to which, such holders were entitled to an anti-dilution clause in the event that the Convertible Debentures were converted into shares of our Common Stock.

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

On May 11, 2021, we entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors (the “Investors”), pursuant to which we, in a private placement offering (the “Offering”), agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 of our Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000,000 and the Offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the Warrants, which now expire on November 11, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Warrant Extension Agreement, dated April 5, 2022, between UAS Drone Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 4, 2022	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)