Form 10-Q
period 2022-06-30
UAS Drone Corp.
filed 2022-08-05
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-55504

UAS Drone Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 HaRimon Street
Mevo Carmel Science and Industrial Park, Israel	2069203
(Address of Principal Executive Offices)	(Zip Code)

+972-4-8124101
(Registrant’s telephone number, including area code)

1 Etgar Street Tirat-Carmel, Israel
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

As of August 5, 2022, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	3,154	3,560
Other current assets	52	40
Total Current assets	3,206	3,600

Lease deposit	15	-

Property and equipment, net	23	9
Total assets	3,244	3,609

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	77	75
Other accounts liabilities	98	136
Total current liabilities	175	211

Stockholder loans	301	297
Total liabilities	476	508

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; issued and outstanding 54,118,813 and 54,018,813 shares as of June 30, 2022 and December 31, 2021, respectively.	5	5
Additional paid-in capital	9,438	9,115
Accumulated deficit	(6,675)	(6,019)
Total stockholders’ equity	2,768	3,101
Total liabilities and stockholders’ equity	3,244	3,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Revenues	-	500	-	-
Cost of revenues	-	-	-	-
Gross profit	-	500	-	-

Research and development expenses	(9)	-	(3)	-
General and administrative expenses	(658)	(433)	(327)	(271)
Other income	-	132	-	-
Operating income (loss)	(667)	199	(330)	(271)
Financing income (expense), net	11	(366)	43	(147)
Comprehensive loss	(656)	(167)	(287)	(418)

Loss per share (basic and diluted)	(0.01)	(0.00)	(0.01)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,076,824	44,325,572	54,118,813	48,091,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
Share based compensation for services	100,000	*	180	-	180
Comprehensive loss for three month ended March 31, 2022	-	-	-	(369)	(369)
BALANCE AT MARCH 31, 2022 (Unaudited)	54,118,813	5	9,295	(6,388)	2,912
Share based compensation for services	-	-	143	-	143
Comprehensive loss for three months ended June 30, 2022	-	-	-	(287)	(287)
BALANCE AT JUNE 30, 2022 (Unaudited)	54,118,813	5	9,438	(6,675)	2,768

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
Issuance of shares in exchange for convertible loans	1,093,884	*	345	-	345
Share based compensation for services	-	-	38	-	38
Comprehensive profit for three month ended March 31, 2021	-	-	-	251	251
BALANCE AT MARCH 31, 2021 (Unaudited)	41,169,035	4	3,661	(4,880)	(1,215)
Issuance of shares in exchange for convertible loans	349,778	*	361	-	361
Issuance of shares for cash (net of issuance expenses)	12,500,000	1	4,604	-	4,605
Share based compensation for services	-	-	103	-	103
Comprehensive loss for three month ended June 30, 2021	-	-	-	(418)	(418)
BALANCE AT JUNE 30, 2021 (Unaudited)	54,018,813	5	8,729	(5,298)	3,436

(*)	represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(656)	$(167)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	1	1
Stock based compensation	323	141
Interest on loans	4	5
Expenses with respect to convertible loans and debentures	-	326
Increase in other current assets	(12)	(37)
Increase in accounts payable	2	16
Decrease in other accounts payable	(38)	(133)
Net cash provided by (used in) operating activities	(376)	152

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposit	(15)
Purchase of property and equipment	(15)	-
Net cash used in investing activities	(30)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	4,649
Repayments of convertible loans	-	(954)
Repayments of long term banking institute	-	(6)
Net cash provided by financing activities	-	3,689

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(406)	3,841

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,560	105

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,154	3,946
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	-	59
Non-cash transactions:
Issuance of shares in exchange for convertible loans	-	706
Value of option recorded as issuance expenses	-	44

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

On April 29, 2020, the Company, Duke Inc., and UAS Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub merged with and into Duke Inc., with Duke Inc. surviving as our wholly-owned subsidiary (the “Short-Form Merger”). Upon closing of the Short-Form Merger, each outstanding share of UAS Sub’s common stock, par value $0.0001 per share, was converted into and became one share of common stock of Duke Inc., with Duke Inc. surviving as a wholly-owned subsidiary of the Company.

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

NOTE 1 - GENERAL (continue)

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the six-months ended June 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation.

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

In June 2022, the Financial Accounting Standards Board issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company for the year ending March 31, 2025 and interim reporting periods during the year ending March 31, 2025. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

Other new pronouncements issued but not effective as of June 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 - SHAREHOLDERS’ EQUITY

Transactions:

On March 1, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer and in addition, to issue the consultant 300,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. On March 17, 2022, the Company issued 100,000 restricted shares of common stock pursuant to the agreement. The Company determined the value of the shares issued based on the agreement date, at $15 which were recorded as share based compensation expenses in the six months ended June 30, 2022.

As detailed in Note 8 to the financial statement as of December 31, 2021, on May 11, 2021, the Company issued certain warrants (the “Warrants”) to purchase up to 12,500,000 shares of the Company’s common stock to eight (8) non-U.S. investors (the “Investors”). The Warrants were exercisable immediately, have had a term of 18 months and have an exercise price of $0.40 per share. On April 5, 2022, the Company and the Investors executed an extension agreement (the “Extension”), such that the term of the Warrants was extended so that they now expire on November 11, 2023. The fair value of the expected additional cash payments as of June 30, 2022 was estimated at $27.

NOTE 4 - STOCK OPTIONS

The following table presents the Company’s stock option activity the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2021	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on June 30, 2022	2,426,812	0.81
Number of options exercisable on June 30, 2022	758,680	0.81

The aggregate intrinsic value of the awards outstanding as of June 30, 2022 is $84. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.19 as of June 30, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of June 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2022
0.0001	450,000	3.73	225,000
0.38	1,256,822	5.04	0
1.00	99,369	5.00	99,369
2.25	620,621	5.00	434,311
	2,426,812	4.69	758,680

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 - STOCK OPTIONS (continue)

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	450,000	4.23	-
0.38	1,256,822	5.53	-
1.00	99,369	5.5	-
2.25	620,621	5.5	-
	2,426,812	4.78	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended June 30, 2022 was $308 and are included in General and Administrative expenses in the Statements of Operations.

NOTE 5 - LEASE AGREEMENT

On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are approximately $5,200 and for the third year approximately $5,400. The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Per the agreement the Company expects that the asset will be available for Company’s use 5 months following the signature date, therefore commencement date of the lease agreement per ASC 842 as not yet been met. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

NOTE 6 - RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021

General and administrative expenses:
Directors and Officers compensation (*)	282	106	130	52

(*)Share base compensation	104	84	41	84

Financing:
Financing expense	4	4	2	2

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 - RELATED PARTIES (continue)

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2022	2021

Other accounts liabilities	25	30
Stockholders loans	279	276

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,650), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company. The fair value of the options were determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 5 years. The total value of share-based compensation was estimated in an amount of $189. Total share based compensation expenses during the six months ended June 30, 2022 amounted to $42.

In addition, in July 2021, the Board of Directors of the Company approved the issuance options to purchase 490,000 shares of the Company’s Common Stock to its Vice Chairman, directors and Chief Financial Officer. The options shall vest over a three-year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date.

The fair value of the options were determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 6 years. The total value of share-based compensation was estimated in an amount of $176. Total share based compensation expenses during the six months ended June 30, 2022 amounted to $62

NOTE 7 - SUBSEQUENT EVENTS

On July 13, 2022 the Company issued 100,000 restricted shares of common stock pursuant to the agreement detailed in note 3 above.

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

Duke has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation. Our mailing address is 10 HaRimon Street, Mevo Science and Industrial Park, Israel, 2069203, and our telephone number is 011-972-4-8124101.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

Revenues. We did not generate any revenues during the three months ended June 30, 2022 and June 30, 2021.

Research and Development. Our research and development expenses for the three months ended June 30, 2022, amounted to $3,000, compared to $0 for the three months ended June 30, 2021. Our research and development expenses, for the three months ended June 30, 2022, consisted primarily of professional services.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2022, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $327,000, compared to $271,000 for the three months ended June 30, 2021. The increase in general and administrative expenses for the three months ended June 30, 2022 was mainly due to an increase in stock-based compensation of $51,000.

Financial Income (expense). For the three months ended June 30, 2022, we had financial income of $43,000 compared to financial expense of $147,000 for the three months ended June 30, 2021. The reason for the decrease in financial expense for the three months ended June 30, 2022, was mainly due to the decrease in interest expense related to our previously outstanding convertible loans which have been repaid or converted in full.

Net Loss. We incurred a net loss of $287,000 for the three months ended June 30, 2022 as compared to $418,000 for the three months ended June 30, 2021, for the reasons set forth above.

Comparison of the six months ended June 30, 2022 and 2021

Revenues. We did not generate any revenues during the six months ended June 30, 2022 . We had revenues of $500,000 for the six months ended June 30, 2021, which were derived from the Collaboration Agreement.

Research and Development. Our research and development expenses for the six months ended June 30, 2022, amounted to $9,000, compare to none for the six months ended June 30, 2021. Our research and development expenses, for the six months ended June 30, 2022, consisted primarily of professional services.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2022, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $658,000, compared to $433,000 for the six months ended June 30, 2021. The increase in general and administrative expenses for the six months ended June 30, 2022 was mainly due to an increase in stock-based compensation and professional services.

Other Income. For the six months ended June 30, 2021 we had other income of $132 resulting from waiver of consulting fees accrued by March 31, 2021.

Financial Income (expense). For the six months ended June 30, 2022, we had financial income of $11,000 compared to financial expense of $366,000 for the six months ended June 30, 2021. The reason for the decrease in financial expense for the six months ended June 30, 2022, was mainly due to the decrease in interest expense related to our previously outstanding convertible loans which have been repaid or converted in full.

Net Loss. We incurred a net loss of $656,000 for the six months ended June 30, 2022 as compared to a net loss of $167,000 for the six months ended June 30, 2021, for the reasons set forth above.

Liquidity and Capital Resources

We had $3,154,000 in cash on June 30, 2022 versus $3,946,000 in cash at June 30, 2021. The reason for the decrease in our cash balance was due to the operating expenses describe above. Cash used in operations for the six months ended June 30, 2022 was $376,000 as compared to cash provided by operations of $152,000 for the six months ended June 30, 2021. The reason for the increase in cash used in operations is mainly related to the increase in the net loss and the decrease in expenses with respect to convertible loans and debentures, partially offset by an increase in stock-based compensation.

Net cash used in investing activities was $30,000 for the six months ended June 30, 2022, as compared to net cash used in financing activities of $0 for the six months ended June 30, 2021. The increase is related to investments in office improvements and lease deposit.

Net cash used in financing activities was $0 for the six months ended June 30, 2022, as compared to net cash used in financing activities of $3,689,000 for the six months ended June 30, 2021. The decrease is a result of proceeds from a private placement transaction we completed in May 2021 and the full repayment of a convertible loans in 2021.

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

On May 11, 2021, we entered into Securities Purchase Agreements with eight (8) non-U.S. investors (the “Investors”), pursuant to which we, in a private placement offering (the “Offering”), agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 of our Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000,000 and the Offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the Warrants, which now expire on November 11, 2023. The fair value of the expected additional cash payments as of June 30, 2022 was estimated at $27.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2022	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)