Form 10-Q
period 2022-09-30
UAS Drone Corp.
filed 2022-11-09
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

ii

Item 1. Financial Statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

UAS DRONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of September 30, 2022 (unaudited), and December 31, 2021	3
Condensed Consolidated Statements of Comprehensive loss for nine and three months ended September 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity for the period of nine and three months ended September 30, 2022 (unaudited) and for the year ended December 31, 2021	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	6
Notes to unaudited condensed consolidated financial statements	7 - 14

UAS DRONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	3,010	3,560
Other current assets	36	40
Total Current assets	3,046	3,600

Lease deposit	15	-

Property and equipment, net	22	9
Total assets	3,083	3,609

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	87	75
Other accounts liabilities	101	136
Total current liabilities	188	211

Stockholder loans	303	297

Total liabilities	491	508

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; issued and outstanding 54,218,813 and 54,018,813 shares as of September 30, 2022 and December 31, 2021, respectively.	5	5
Additional paid-in capital	9,500	9,115
Accumulated deficit	(6,913)	(6,019)
Total stockholders’ equity	2,592	3,101
Total liabilities and stockholders’ equity	3,083	3,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Revenues	-	500	-	-
Cost of revenues	-	-	-	-
Gross profit	-	500	-	-

Research and development expenses	(20)	-	(11)	-
General and administrative expenses	(881)	(918)	(223)	(485)
Other income	-	83	-	(49)
Operating loss	(901)	(335)	(234)	(534)
Financing income (expense), net	7	(619)	(4)	(253)
Comprehensive loss	(894)	(954)	(238)	(787)

Loss per share (basic and diluted)	(0.02)	(0.02)	(0.00)	(0.01)

Basic and diluted weighted average number of shares of common stock outstanding	54,119,912	47,592,159	54,118,813	54,018,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
Share based compensation for services	100,000	*	180	-	180
Comprehensive loss for three month ended March 31, 2022	-	-	-	(369)	(369)
BALANCE AT MARCH 31, 2022 (Unaudited)	54,118,813	5	9,295	(6,388)	2,912
Share based compensation for services	-	-	143	-	143
Comprehensive loss for three months ended June 30, 2022	-	-	-	(287)	(287)
BALANCE AT JUNE 30, 2022 (Unaudited)	54,118,813	5	9,438	(6,675)	2,768
Share based compensation for services	100,000	*	62	-	62
Comprehensive loss for three months ended September 30, 2022	-	-	-	(238)	(238)
BALANCE AT SEPTEMBER 30, 2022 (Unaudited)	54,218,813	5	9,500	(6,913)	2,592

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
Issuance of shares in exchange for convertible loans	1,093,884	*	345	-	345
Share based compensation for services	-	-	38	-	38
Comprehensive profit for three month ended March 31, 2021	-	-	-	251	251
BALANCE AT MARCH 31, 2021 (Unaudited)	41,169,035	4	3,661	(4,880)	(1,215)
Issuance of shares in exchange for convertible loans	349,778	*	361	-	361
Issuance of shares for cash (net of issuance expenses)	12,500,000	1	4,604	-	4,605
Share based compensation for services	-	-	103	-	103
Comprehensive loss for three month ended June 30, 2021	-	-	-	(418)	(418)
BALANCE AT JUNE 30, 2021 (Unaudited)	54,018,813	5	8,729	(5,298)	3,436
Share based compensation for services	-	-	325	-	325
Comprehensive loss for three month ended September 30, 2021	-	-	-	(787)	(787)
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	54,018,813	5	9,054	(6,085)	2,974

(*)	represents amount less than $1 thousand.

UAS DRONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(894)	$(954)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	2	2
Stock based compensation	385	466
Interest on loans	6	6
Expenses with respect to convertible loans and debentures	-	291
Expenses with respect to changes in fair value of option granted in equity financing	-	283
Increase in other current assets	4	(31)
Increase in accounts payable	12	(10)
Decrease in other accounts payable	(35)	(117)
Net cash used in operating activities	(520)	(64)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposit	(15)	-
Purchase of property and equipment	(15)	-
Net cash used in investing activities	(30)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	4,649
Repayments of convertible loans	-	(954)
Repayments of long term banking institute	-	(6)
Net cash provided by financing activities	-	3,689

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(550)	3,625

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,560	105

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,010	3,730
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	-	59
Non-cash transactions:
Issuance of shares in exchange for convertible loans	-	706
Value of option recorded as issuance expenses	-	44

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

NOTE 1 - GENERAL (cont.)

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine-months ended September 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Other new pronouncements issued but not effective as of September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 - SHAREHOLDERS’ EQUITY

Transactions:

On March 1, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer and in addition, to issue the consultant 300,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. On March 17, 2022, the Company issued 100,000 restricted shares of Common Stock pursuant to the agreement. On July 13, 2022 the Company issued 100,000 restricted shares of Common Stock pursuant to the agreement. On September 22, 2022, the Company decided to terminate the service agreement. The Company determined the value of the shares issued based on the agreement date at $30 of which were recorded as share based compensation expenses in the nine months ended September 30, 2022.

As detailed in Note 8 to the financial statement as of December 31, 2021, on May 11, 2021, the Company issued certain warrants (the “Warrants”) to purchase up to 12,500,000 shares of the Company’s Common Stock to eight (8) non-U.S. investors (the “Investors”). The Warrants were exercisable immediately, had a term of 18 months and have an exercise price of $0.40 per share. On April 5, 2022, the Company and the Investors executed an extension agreement (the “Extension”), such that the term of the Warrants was extended so that they now expire on November 11, 2023. The fair value of the expected additional cash payments as of September 30, 2022 was estimated at $29.

NOTE 4 - STOCK OPTIONS

The following table presents the Company’s stock option activity the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2021	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on September 30, 2022	2,426,812	0.81
Number of options exercisable on September 30, 2022	1,387,092	0.95

The aggregate intrinsic value of the awards outstanding as of September 30, 2022 is $92. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.21 as of September 30, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 - STOCK OPTIONS (cont.)

The stock options outstanding as of September 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September, 30, 2022
0.0001	450,000	3.48	225,000
0.38	1,256,822	4.78	628,412
1.00	99,369	4.75	99,369
2.25	620,621	4.75	434,311
	2,426,812	4.53	1,387,092

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	450,000	4.23	-
0.38	1,256,822	5.53	-
1.00	99,369	5.5	-
2.25	620,621	5.5	-
	2,426,812	4.78	-

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended September 30, 2022 was $355 and are included in General and Administrative expenses in the Statements of Operations.

NOTE 5 - AGREEMENTS

1.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are approximately $5,200 and for the third year approximately $5,400. The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Per the lease agreement, the Company expects that the property will be available for Company’s use 5 months following the execution date, therefore commencement date of the lease agreement as not yet been met. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

2.	On August 15, 2022 Duke Israel, signed a Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (IEC), to implement and test during a pilot with IEC a robotic drone-enabled system for cleaning electric utility insulators (“IC Drone”), that is in development by Duke Israel. ICE is a public and 99% government-owned company that generates, transmits, and supplies electricity to all sectors of the State of Israel.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 - RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

General and administrative expenses:
Directors and Officers compensation (*)	390	420	108	198

(*)Share base compensation	126	186	22	102

Financing:
Financing expense	6	6	2	2

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2022	2021

Other accounts liabilities	32	30
Stockholders loans	281	276

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,650), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 5 years. The total value of share-based compensation was estimated to an amount of $189. The total share-based compensation expenses during the nine month ended September 30, 2022 amounted to $52.

UAS DRONE CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 - RELATED PARTIES (cont.)

In addition, in July 2021, the Board of Directors of the Company approved the issuance options to purchase an aggregate of 490,000 shares of the Company’s Common Stock to its Vice Chairman, directors and Chief Financial Officer. The options shall vest over a three-year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 6 years. Total value of share-based compensation was estimated to an amounted of $176. Total share-based compensation expenses during the nine month ended September 30, 2022 amounted to $74.

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

On August 15, 2022, Duke Israel introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (IEC) to provide drone-enabled systems for cleaning electric utility cable insulators.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenues. We did not generate any revenues during the three months ended September 30, 2022 and September 30, 2021.

Research and Development. Our research and development expenses for the three months ended September 30, 2022, amounted to $11,000, compared to $0 for the three months ended September 30, 2021. Our research and development expenses, for the three months ended September 30, 2022, consisted primarily of professional services.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2022, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $223,000, compared to $485,000 for the three months ended September 30, 2021. The decrease in general and administrative expenses for the three months ended September 30, 2022 was mainly due to a decrease in share based compensation expenses of $264,000.

Financial Income (expense). For the three months ended September 30, 2022, we had financial expense of $4,000 compared to financial expense of $253,000 for the three months ended September 30, 2021. The reason for the decrease in financial expense for the three months ended September 30, 2022, was mainly due to the decrease in interest expense related to our previously outstanding convertible loans which have been repaid or converted in full.

Net Loss. We incurred a net loss of $238,000 for the three months ended September 30, 2022 as compared to $787,000 for the three months ended September 30, 2021, for the reasons set forth above.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues. We did not generate any revenues during the nine months ended September 30, 2022. We had revenues of $500,000 for the nine months ended September 30, 2021, which were derived from the Collaboration Agreement.

Research and Development. Our research and development expenses for the nine months ended September 30, 2022, amounted to $20,000, compare to none for the nine months ended September 30, 2021. Our research and development expenses, for the nine months ended September 30, 2022, consisted primarily of professional services.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2022, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $881,000, compared to $918,000 for the nine months ended September 30, 2021. The decrease in general and administrative expenses for the nine months ended September 30, 2022 was mainly due to a decrease in share based compensation of $82,000 expenses, partially offset by increase in professional services.

Other Income. For the nine months ended September 30, 2021 we had other income of $83 mainly resulting from waiver of consulting fees accrued by March 31, 2021.

Financial Income (expense). For the nine months ended September 30, 2022, we had financial income of $7,000 compared to financial expense of $619,000 for the nine months ended September 30, 2021. The reason for the decrease in financial expense for the nine months ended September 30, 2022, was mainly due to the decrease in interest expense related to our previously outstanding convertible loans which have been repaid or converted in full.

Net Loss. We incurred a net loss of $894,000 for the nine months ended September 30, 2022 as compared to a net loss of $954,000 for the nine months ended September 30, 2021, for the reasons set forth above.

Liquidity and Capital Resources

We had $3,010,000 in cash on September 30, 2022 versus $3,730,000 in cash on September 30, 2021. The reason for the decrease in our cash balance was due to the operating expenses describe above. Cash used in operations for the nine months ended September 30, 2022 was $520,000 as compared to cash provided by operations of $64,000 for the nine months ended September 30, 2021. The reason for the increase in cash used in operations is mainly related to our net loss and the decrease in expenses with respect to convertible loans and debentures, expenses with respect to changes in fair value of option granted in an equity financing and in stock-based compensation.

Net cash used in investing activities was $30,000 for the nine months ended September 30, 2022, as compared to net cash used in financing activities of $0 for the nine months ended September 30, 2021. The increase is related to investments in office improvements and lease deposit.

Net cash provided by in financing activities was $0 for the nine months ended September 30, 2022, as compared to net cash used in financing activities of $3,689,000 for the nine months ended September 30, 2021. The decrease is a result of proceeds from a private placement transaction we completed in May 2021 and the full repayment of a convertible loans in 2021.

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

Also, in connection with the Share Exchange, we entered into securities exchange agreements (each, an “Exchange Agreement”) with our outstanding debt holders, Alpha Capital Anstalt (“Alpha”) and GreenBlock Capital LLC (“GBC”) to respectively cancel existing debentures or debt in the total amount of $658,323 and in exchange issue new debentures in the aggregate amount of $400,000 and issue 698,755 and 65,198 shares of Common Stock to each of Alpha and GBC, respectively. The New Debentures matured three years from the Effective Date, bore interest at a rate of 8% per year and were only convertible into shares of the Company’s Common Stock, at an original conversion price of $0.3740 (the “Original Conversion Price”); provided, however, that such Original Conversion Price shall be adjusted downward in the event that the Company, as applicable, sells or grants any options to purchase or sells or grants any right to reprice, or otherwise dispose or issues any Common Stock or common stock equivalents entitling any purchaser to acquire shares of the Company’s Common Stock at an effective price per share that is lower than the Original Conversion Price (such issuance, a “Dilutive Event”). In the event of a Dilutive Event at any time from the Effective Time through the six (6) month anniversary of the Effective Time, any such adjustment shall occur immediately after the completion of such period. Subsequent to March 31, 2021, a portion of the Convertible Debentures, representing an aggregate amount of $110,614 (including interest) was converted into 295,759 shares of Common Stock. During May 2021, we prepaid the full balance of the principal and interest amount of the Convertible Debentures in the amount of $108,541.

On May 11, 2021, we entered into Securities Purchase Agreements with eight (8) non-U.S. investors (the “Investors”), pursuant to which we, in a private placement offering (the “Offering”), agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 of our Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000,000 and the Offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the Warrants, which now expire on November 11, 2023. The fair value of the expected additional cash payments as of September 30, 2022 was estimated at $29.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2022, we issued an aggregate of 100,000 shares of the Company’s Common Stock to a certain service provider as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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

Date: November 9, 2022	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)