Form 10-K
period 2022-12-31
UAS Drone Corp.
filed 2023-03-24
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-55504

UAS Drone Corp.

(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel, 2069203

(Address of Principal Executive Offices)

Registrant’s Telephone Number: +972-4-8124101

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen- tive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,651,386.

The aggregate market value of the common stock held by non-affiliates of the registrant was $4,419,939 based on the closing price of $0.188 per share of the Registrant’s common stock on June 30, 2022.

As of March 23, 2023, there were 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

ii

PART I

Item 1. Business.

Corporate Overview

We are a robotics company dedicated to the development of an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons as well as other civilian applications with an emphasis on the field of infrastructure maintenance. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

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

On April 29, 2020, we, Duke, and UAS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke, with Duke surviving as our wholly-owned subsidiary (the “Short-Form Merger”). Pursuant to the Merger Agreement, we acquired the remaining outstanding shares of Duke held by those certain Duke shareholders that did not participate in the Share Exchange. On June 25, 2020, Duke filed a Certificate of Merger with the State of Delaware, and consequently, Duke became our wholly-owned subsidiary and the Short-Form Merger was consummated.

Duke has a wholly-owned subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation. Our mailing address is 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel 2069203, and our telephone number is 011-972-4-8124101. Our web site address is https://dukeroboticsys.com/.

Effective as of October 22, 2020, the Company’s common stock began to be quoted on the OTCQB tier Venture Market, under the symbol “USDR”.

Company Overview

Until the consummation of the Share Exchange, we were a developer and manufacturer of commercial unmanned aerial systems, or drones, with the goal of providing a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets. Following the Share Exchange, we adopted the business plan of Duke. Duke is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons as well as other civilian applications with an emphasis on the field of infrastructure maintenance. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

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

On May 11, 2021, we entered into securities purchase agreements with eight non-U.S. investors in a private placement offering in which we agreed to issue and sell an aggregate of: (i) 12,500,000 shares of common stock, par value $0.0001 per share at a price of $0.40 per share; and (ii) warrants to purchase 12,500,000 Company’s Common Stock. The warrants were exercisable immediately and for a term of 18 months and had an exercise price of $0.40 per share. The aggregate gross proceeds from the offering was approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we amended the terms of the warrants such that they now expire on November 11, 2023.

On May 27, 2021, our board of directors” approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units (“RSUs”). In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted.

On June 15, 2021, we announced that Duke Israel received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system.

On August 15, 2022, we announced that Duke Israel, introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed a collaboration and development agreement with the Israel Electric Corporation Ltd. (IEC), a public and 99% government-owned company, to provide drone-enabled systems for cleaning electric utility cable insulators.

Market Opportunity

Despite of Russia’s invasion of Ukraine and the Nagorno-Karabakh conflict between Armenia and Azerbaijan, the classic confrontation of army against army has become rare, while guerilla (or asymmetric) warfare has unfortunately become commonplace. Further, the foreign policy of the United States and other countries is increasingly designed around the parameter of not employing “boots on the ground” while at the same time minimizing collateral damage. The United States and other countries around the world have significantly increased their use of UASs for intelligence gathering, surveillance and tactical applications, such as delivery of heavy ordnance bombs and missiles. The use of UASs to fire small arms and light weapons from the air, however, has not yet become a viable option. Our technology thus addresses a crucial need of modern warfare to bring a wide range of weapons other than bombs and missiles to bear on remote hostile targets without risk to the military personnel deploying the weapons, while at the same time minimizing collateral damage. In addition, the rapid evolution of small, unmanned air systems (“sUAS”) technologies, along with their size and low cost, enables novel concepts of employment that present challenges to current defense systems, creating new asymmetric threats for warfighters. Our system also addresses this crucial need for counter sUAS solutions and offers a kinetic interception, or “drone kill drone,” capability for defeating enemy sUAS.

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

Our lightweight robot can also be used for civilian purposes and bring solutions that do not yet exist for different tasks that require high-end stabilization, such as: vertical takeoff and landing (“VTOL”) robotic landing gear for drones, VTOL aircrafts and medical aid robotic uses and for maintenance and monitoring of different essential infrastructures, such as cleaning electric utility cable insulators. We expect our sales of the robot to increase as additional product options expand. We will also address, as needed, evolving regulation of civilian UASs.

TIKAD mounted with M4 5.56mm Assault Rifle and the Control Unit

Assembly and Testing

While we maintain the ability to assemble our robots and UAS Octocopter at our facility in Israel, we currently outsource the assembly and production to third-party manufacturers, from which we also purchase supplies and custom-made machined parts required for the production of our robots and UAS Octocopter. We currently source our parts and materials from approximately twenty (20) suppliers located primarily in the United States, Europe, Israel and China. We are not, however, dependent on any single manufacturer. In addition, while the components we purchase are built according to our specific designs and requests, we believe the components and materials we purchase are common in nature and can easily be obtained from alternative suppliers, if necessary. Components are tested and approved against the expected points of failure during extended and aggressive operations. For example, we test items such as the load carrying capacity of our products as well as various software components. After the lab testing phase, the robot and UASs undergoes a series of field tests which examine the operation of each function. Results are combined with multi-phased airborne testing.

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

Market Strategy

We expect that our growth will initially derive from sales of TIKAD (our robot mounted on UAS Octocopter platform), and later from sales of our robot mounted on other platforms, such as light all-terrain vehicles and sea-mounted on boats [Civilian products? ].

●	Focus on sales in the United States. We believe that the United States military will be our lead and reference customer. The United States alone presents a significant and diverse market opportunity - special operation forces units, various counter-terrorism (federal, state and city) units, regular local police forces (the use of less-lethal weapons), U.S. Army, National Guard, U.S. Navy, Coast Guard and the Border Police.

●	Sales to NATO. We believe adoption of our products in the United States will open the markets in countries that are U.S. allies such as the NATO countries.

●	Civilian Market. We believe that our robot, due to its novel and unique capabilities, including stabilization of six degrees of freedom in real-time, can bring solutions that do not yet exists for different tasks that require high end stabilization, such as VTOL robotic landing gear for drones and aircraft that enables take-offs and landings on uneven terrain and on steep slopes and medical uses for robotic procedures which need high accuracy.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property, and to operate without infringing or violating the proprietary rights of others. We rely on a combination of trade secrets, know-how, and other contractual rights (including confidentiality and invention assignment agreements) to protect our intellectual property rights. We also restrict access to our sensitive intellectual property information to our most senior management.

To protect certain key technologies, we have submitted a U.S. patent Application for stabilization system patents, which is pending. We do not know whether any of our current or future patent applications will result in the issuance of any patents.

Sales and Marketing

Marketing and sales efforts are currently concentrated on TIKAD [Civilian products? ]. Our robot has been designated as a unique system by the IMOD and has received official approval as the sole supplier of this solution to the IMOD. The IMOD has also publicly endorsed our combined robotic and UAS system, which we market under the commercial name TIKAD, as an innovative future battlefield technology that may be implemented by the Israeli Defense Forces (the “IDF”).

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

We are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company” we are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. Our operating subsidiary in Israel was formed in March 2014. To date, we have generated limited revenues and have not yet begun meaningful commercialization efforts with respect to our products. We intend in the long-term to derive substantial revenues from the sales of our products as well as future models of other robots and our UAS platforms for both military and civilian use, but there can be no assurance that we will be able to do so.

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

Our revenues will depend heavily on government contracts

We expect to derive most of our immediate future revenues directly or indirectly from government agencies, mainly the U.S. Department of Defense (“DoD”). In addition, we offer our products to IMOD and intend to offer these to other governmental and quasi-governmental agencies around the world, including U.S. allies such as the NATO and equivalent authorities of various countries pursuant to contracts awarded to us under defense and homeland security-related programs. Technology products from foreign countries have an inherent disadvantage against domestic offerings. The funding of government programs could be reduced or eliminated due to numerous factors, including geo-political events and macro-economic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 23, 2023, we had one full-time employee, our Chief Executive Officer, and have two (2) executive officers, our Chief Technology Officer and our Chief Financial Officer. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

The Ruling we obtained in connection with the Share Exchange imposes a number of conditions that limit our flexibility in operating our business and in engaging in certain corporate transactions. In accordance with the terms of the Ruling, until the two-year anniversary of the Effective Time, we agreed to maintain (and, to the extent that our operations expand, likewise expand) the same economic activity for the Company after the Share Exchange as conducted by Duke prior to such transaction and that the Israeli Duke stockholders continue to hold at least twenty-five percent (25%) of their holding in the Company’s issued and outstanding stock at the Effective Time. Under certain circumstances, these conditions may not allow us the flexibility that we need to operate our business and may prevent us from taking advantage of strategic opportunities that would benefit our business and our stockholders.

Our executive officer, directors and certain stockholders who are beneficial owners of more than 5% of our outstanding common shares possess the majority of our voting power, and through this ownership, have the ability to control our Company and our corporate actions.

Following the Share Exchange, our current executive officer and directors hold approximately 22% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding common shares, as of the Effective Time, including one such shareholder who beneficially owns approximately 34% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who beneficially owns more than 5% of our outstanding common shares. Although none of these non-affiliated stockholders currently have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining their vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

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

The market price of our common stock could fluctuate substantially due to a variety of factors, including quarterly operating results of other companies in the same industry, changes in general conditions in the economy and the financial markets, or other developments affecting the Company’s competitors. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial portion of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (“Rule 144” and the “Securities Act”, respectively). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six (6) months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six (6) months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Share Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock issued in connection with the Share Exchange were issued in reliance on an exemption from the registration requirements under Section 4(a)(2) of the Securities Act. Consequently, these securities are subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Share Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

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

In addition, Israel is experiencing a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. Since then, Israel held general elections five times - in April and September of 2019, in March of 2020, March of 2021 and in November of 2022.

Further, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

Furthermore, the Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or conduct business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. Such proposed changes may also adversely affect the labor market in Israel or lead to political instability or civil unrest. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team, or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third party providers. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to interrupt our operations, it could result in a material disruption of our product development programs. Our systems have been, and are expected to continue to be, the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot assure that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data.

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

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

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

Item 2. Properties.

Our principal executive office is currently located at 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel. In July 2018 and June 2019, Duke Israel executed two independent lease agreements (the “2018 Lease” and the “2019 Lease”) to lease separate spaces at the address of our principal executive office. The July 2018 Lease was in effect until June 30, 2020 and afterwards continues on a monthly basis, subject to a 60 days’ prior notice of termination, while the June 2019 Lease is in effect for 12 months from the date thereof and includes two successive optional extension periods of 12 months each. In April 2022, Duke Israel entered into a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The April 2022 property became available for Company’s use at February 2023. In addition, pursuant to an agreement entered into by Duke, we have the right to use office space and receive other administrative services at a location in the State of Florida.

Item 3. Legal Proceedings.

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that we believe is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “USDR.” As of March 23, 2023, there were 154 holders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2022 and December 31, 2021 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

On April 29, 2020, the Company, Duke, and UAS Sub, entered into the Merger Agreement, pursuant to which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke. Upon closing of the Short-Form Merger, each outstanding share of UAS Sub’s common stock, par value $0.0001 per share, was to be converted into and become one share of common stock of Duke, with Duke surviving as a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company acquired the remaining outstanding shares of Duke held by certain stockholders of Duke that did not participate in the Share Exchange Agreement. At the closing of the transaction contemplated by the Merger Agreement, the Company was to issue 63,856 shares to certain Duke stockholders, and Duke will become a wholly owned subsidiary of the Company. On June 25, 2020, Duke filed a Certificate of Merger with the State of Delaware, and consequently, Duke became a wholly-owned subsidiary of the Company, and the Short-Form Merger was consummated.

As the result of the Share Exchange and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Duke, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

Operating Results

The selected historical financial information presented below is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022 and Duke’s audited consolidated financial statements for the year ended December 31, 2021. The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this annual report.

	Year ended
	December 31
	USD in thousands
	2022	2021

Revenues	-	500

Research and development expenses	(20)	(14)
General and administrative expenses	(1,104)	(1,026)
Other income	-	98
Operating loss	(1,124)	(442)
Financing expense	(19)	(448)
Financing income	42	2
Net loss	(1,101)	(888)

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

Revenues. We had no revenues for the year ended December 31, 2022. During the year ended December 31, 2021, we had $500,000 in revenues related to the Collaboration Agreement with Elbit.

Research and Development. During the year ended December 31, 2022, we had $20,000 research and development expenses, compare to $14,000 in research and development expenses for the year ended December 31, 2021. Our research and development expenses, for the year ended December 31, 2022, consisted primarily of professional services. Our research and development activity is pending our evaluation of additional different applications for use of our technology and know-how including for its use in the civil market, while the research and development activities of the TIKAD product is carried out by ELBIT according to the Collaboration Agreement.

General and Administrative Expenses. For the year ended December 31, 2022, our general and administrative expenses amounted to $1,104,000, of which $598,000 were related to professional services, such as accounting, auditing, insurance costs, consulting and legal services, and $426,000 were related to stock-based compensation expenses, and were $1,026,000 for the year ended December 31, 2021, of which $521,000 were related to professional services and $416,000 related to stock-based compensation expenses. This increase in general and administrative expenses for the year ended December 31, 2022 was mainly due to an increase in professional services of $51,000.

Financial Expenses. For the year ended December 31, 2022, our financial expenses amounted to $19,000 and were $448,000 for the year ended December 31, 2021. The reason for the decrease in financial expenses for the year ended December 31, 2022, was mainly due to the decrease in interest expense related to our previously outstanding convertible loans which were repaid and/or converted in full during 2021.

Financial Income. For the year ended December 31, 2022, our financial income amounted to $42,000 and were $2,000 for the year ended December 31, 2021. The reason for the increase in financial expenses for the year ended December 31, 2022, was mainly due to the interest income on bank deposits resulted from the increase in interest rates.

Net Loss. For the year ended December 31, 2022 and 2021, we recorded a net loss of $1,101,000  and $888,000, respectively, which represented an increase compared to the year ended December 31, 2021, of $213,000.

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

Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statement, which are incorporated by reference into this prospectus. Our management believes that, as for the financial statements for the periods included in this prospectus, the accounting for share based compensation is critical accounting policy. However, due to the early stage of operations of our Company, there are no other accounting policies that are considered to be critical accounting policies by management

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development and have incurred accumulated losses of $9,016,000.

During the year ended December 31, 2022, our loss of $1,101,000  included non-cash stock-based compensation of $426,000. As of December 31, 2022, we had a working capital of $2,674,000,  as compared to a working capital of $3,389,000 as of December 31, 2021.

As of December 31, 2022, we had a cash balance of $2,849,000 compared to the cash balance of $3,560,000 as of December 31, 2021. The reason for the decrease in our cash balance was mainly due to the operating expenses describe above and the purchase of property and equipment.

Since our inception we and Duke have funded our operations through equity and debt financing, bank loans, loans provided by shareholders and demonstration projects of its technology to potential customers.

Since Duke’s inception and until 2017, certain Duke affiliates provided loans to Duke from time to time, as needed. Before entering into the Share Exchange, Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with regard to the Stockholders Loans. Pursuant to the Debt Cancellation Letters the accumulated interest on the Stockholders’ Loans was waived and 842,135 shares of Duke’s common stock were issued in exchange for the cancellation of $623,180 in debt, leaving $280,000 of outstanding Stockholders Loans (the “Outstanding Stockholders’ Loans”). The Outstanding Stockholders’ Loans, including the accumulated interest amount, shall be repaid on the later of the following: (i) three years after the Effective Date; or (ii) Duke raised capital amounting to at least $15 million following the Effective Date and the Earnings before interest, tax, depreciation and amortization of Duke has reached an amount of $3 million.

As of December 31, 2022, and December 31, 2021, the outstanding balances of such stockholders’ loans were $305,000 and $297,000, respectively.

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

On May 11, 2021, we entered into securities purchase agreements with eight (8) non-U.S. Investors, pursuant to which we, in a private placement offering, agreed to issue and sell to investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants to purchase 12,500,000 of our Common Stock. The warrants were exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we amended the terms of the warrants such that they now expire on November 11, 2023.

We believe that we have sufficient cash to fund our operations for at least the next 12 months. Readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed (2) expenses which will be required in order to expand manufacturing of our products, (3) sales and marketing efforts and (4) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially distribute our products and services in the jurisdictions and in the timeframes we expect.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 6, 2023, our Board of Directors dismissed Halperin Ilanit CPA (the “Former Auditor”) as our independent registered public accounting firm.

The audit reports of the Former Auditor on our financial statements for the fiscal years ended December 31, 2021 and 2020 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal year ended December 31, 2020 contained an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended December 31, 2021 and 2020, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

On January 6, 2023, our Board of Directors approved the engagement of Somekh Chaikin, a member firm of KPMG International ( the “New Auditor”) as our independent registered public accounting firm, effective upon the effectiveness of the dismissal of the Former Auditor. During the fiscal years ended December 31, 2022 and 2021, neither we, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by the New Auditor that the New Auditor concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, with the participation of our CEO and CFO, as in place as of December 31, 2022, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, at the above-described reasonable assurance level.

During the year ended December 31, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

Other than the hiring of a full time CEO, there has been no change in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, as in place as of December 31, 2022, determined that the Company’s internal control over financial reporting as of December 31, 2022, was not effective due to the material weakness previously identified as stated above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officer and their ages as of March 23, 2023, are as follows:

Name	Age	Position
Yariv Alroy	62	Chairman
Yossef Balucka	54	Chief Executive Officer and President
Sagiv Aharon	41	Chief Technology Officer and Director
Erez Nachtomy	61	Vice Chairman
Eran Antebi	52	Director
Shlomo Zakai	53	Chief Financial Officer

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

Sagiv Aharon, CTO and Director. Mr. Sagiv Aharon co-founded Duke Israel and served as the Company’s CEO from March 2020 until March 2021. From 2008 to 2010, Mr. Aharon worked at the Israeli Aerospace Industry as a structural design engineer on a classified hybrid structure (composite/metal) air vehicle. From 2010 to 2011, Mr. Aharon worked at Rafael Advanced Weapon Systems Ltd. as a mechanical design engineer for complex active/reactive armor solutions for land vehicles. From 2011 to 2012, Mr. Aharon worked for Elbit Systems Ltd. (NASDAQ:ESLT) as a mechanical design engineer and a system integrator at several remotely operated weapon systems upon land vehicles. Mr. Aharon also serves as the CEO of Axis Aerospace Mechanical Design Ltd., a company working in the field of airborne structural projects and flight experiments, following strict aerospace level quality standards (AS9100). Mr. Aharon holds a B.Sc. in mechanical engineering with specialty in control and robotics from the Technion - Israel Institute of Technology.

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

Involvement in Certain Legal Proceedings

Over the past ten (10) years, none of our directors or our executive officer have been (i) involved in any petition under Federal bankruptcy laws or any state insolvency law, (ii) convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), (iii) subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from (a) acting as a future’s commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (b) engaging in any type of business practice, or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, or (d) subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in (iii)(a), (iv) found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission (the “SEC”) to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated, (v) found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated. (vi) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (vii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. Except as set forth in our discussion below in “Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

UAS Drone Corp.

Attn: CFO

10 HaRimon Street

Mevo Carmel Science and Industrial Park, Israel 2069203

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

Nominees to the Board of Directors

During the Company’s 2022 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2022, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2022. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2022.

SUMMARY COMPENSATION TABLE - FISCAL YEAR ENDED DECEMBER 31, 2022

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yossef Bakula -CEO	2021	88,470	0	0	103,532	0	0	0	192,002
	2022	107,878	0	0	61,410	0	0	0	169,289

Shlomo Zakai - CFO	2021	20,138	0	0	5,966	0	0	0	26,104
	2022	28,900	0	0	8,497	0	0	0	37,397

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2022.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for the year ended December 31, 2022 except as disclosed below.

Grants of Plan-Based Awards for 2022

The following table presents the outstanding equity awards held as of December 31, 2022 by our named executive officers and directors , all of which have been issued pursuant to our 2021 Equity Compensation Plan, or the 2021 Plan:

Name	Number of shares that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)	Equity incentive plan awards: Market value of shares that have not vested ($)
Yossef Bakula	-	-	225,000	26,978

Erez Nachtomy	-	-	100,000	0

Eran Antebi	-	-	60,000	0

Sagiv Aharon	-	-	60,000	0

Shlomo Zakai	-	-	25,000	0

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

Other Potential Post-Employment Payments

As of December 31, 2022, there were no named executives with employment contracts that require or required severance or other post-employment payments.

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

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

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

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Yariv Alroy	65,001	-	65,001
Sagiv Aharon	60,634	20,393	81,027
Erez Nachtomy	84,006	33,988	117,994
Eran Antebi	9,468	20,393	29,861

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 23, 2023 regarding the beneficial ownership of our common stock, for:

●	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

●	each director;

●	each named executive officer; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this prospectus are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o Duke Robotics, 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel, Israel 2069203.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 23, 2023, there were 54,218,813 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Stockholders:
Afek Trading - Kadosh and Razi Ltd.(2)	7,423,895	13.69%
More Provident Fund Ltd(3)	22,500,000	34.37%
Named Executive Officers:
Sagiv Aharon	4,964,537	9.15%
Yariv Alroy	5,813,267	10.72%
Eran Antebi	60,000	0.11%
Yossef Balucka	337,500	0.62%
Erez Nachtomy	1,416,801	2.61%
Shlomo Zakai	25,000	0.05%
All directors and executive officers as a group (6 Persons)**	12,617,105	23.02%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 23, 2023, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 7, 2022.

(2)	Address: C/O Mr. Amir Kadosh, Zabotinsky 50, Givat Shmuel, Israel.

(3)	Based solely on information contained in Form 13D filed with the SEC on July 6, 2021. Includes warrants to purchase 11,250,000 shares of common stock. Including securities held by Y.D More Investments Ltd., B.Y.M. Mor Investments Ltd., Elldot Ltd., Benjamin Meirov and Yosef Levy.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the fiscal years ended December 31, 2021 and 2022, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

The board of directors has not determined that we have any independent directors.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm for the year ended December 31, 2021 was Halperin Ilanit CPA, an independent registered public accounting firm, located in Tel Aviv, Israel, PCAOB ID 650100001.The following is a summary of the fees billed by Halperin Ilanit CPA during the calendar years ended December 31, 2022 and 2021:

Fee category	2022	2021
Audit Fees(1)	$17,000	$25,500
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$17,000	$25,500

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the Commission.

Our independent registered public accounting firm for the year ended December 31, 2022 is Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057 .The following is a summary of the fees billed by Somekh Chaikin, during the calendar years ended December 31, 2022 and 2021:

Fee category	2022	2021
Audit Fees(1)	$68,000	$-
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$68,000	$-

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the Commission.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

2.2	Agreement and Plan of Merger, dated April 29, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).

3.1	Articles of Incorporation as filed on February 4, 2015 (incorporated by reference to our Registration Statement on Form S-1 filed on August 25, 2019).

3.2	Bylaws, as amended, on March 4, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.2	UAS Drone Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021).

10.3***	Collaboration Agreement, dated January 29, 2021, by and between Duke Airborne Systems Ltd. and Elbit Systems Land Ltd. (translation from Hebrew) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

10.4	Services Agreement, dated March 25, 2021, between UAS Drone Corp. and Yossef Balucka. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

10.5	Warrant Extension Agreement, dated April 5, 2022, between UAS Drone Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2022).

14.1	Amended and Restated Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

Exhibit Number	Description
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Halperin Ilanit, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2022 and 2021, (ii) Statements of Operations for the years ended December 31, 2022 and 2021, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2022 and 2021, (iv) Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (v) Notes to Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

***	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

UAS DRONE CORP.

Date: March 24, 2023	By:	/s/ Yossef Balucka
Yossef Balucka Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2023	By:	/s/ Yossef Balucka
Yossef Balucka
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2023	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2023	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date: March 24, 2023	By:	/s/ Erez Nachtomy
Erez Nachtomy
Vice Chairman of the Board

Date: March 24, 2023	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Technology Officer and Director

Date: March 24, 2023	By:	/s/ Eran Antebi
Eran Antebi
Director

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
UAS Drone Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of UAS Drone Corp., and its subsidiary (the Company) as of December 31, 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flow for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2023.

Tel Aviv, Israel

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

UAS DRONE CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of UAS Drone Corp. (the “Company”) as of December 31, 2021, the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 7, 2022

We have served as the Company’s auditor since 2019 to 2022

UAS DRONE, CORP.

CONSOLIDATED BALANCE SHEETS

(USD in thousands)

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	2,849	3,560
Other current assets (Note 3)	86	40
T o t a l Current assets	2,935	3,600

Lease deposit	15	-

Property and equipment, net (Note 4)	42	9

T o t a l assets	2,992	3,609

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	85	75
Other liabilities (Note 5)	176	136
T o t a l current liabilities	261	211
Loans (Note 6)	305	297

T o t a l liabilities	566	508

Shareholders’ Equity (Note 7)
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of December 31, 2022 and 2021; issued and outstanding 54,218,813 and 54,018,813 shares as of December 31, 2022 and 2021, respectively.	5	5
Additional paid-in capital	11,437	9,115
Accumulated deficit	(9,016)	(6,019)
T o t a l shareholders’ Equity	2,426	3,101
T o t a l liabilities and shareholders’ Equity	2,992	3,609

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands)

	Year ended
	December 31
	2022	2021

Revenues	-	500

Research and development expenses	(20)	(14)
General and administrative expenses (Note 9)	(1,104)	(1,026)
Other income	-	98
Operating loss	(1,124)	(442)
Financing expense	(19)	(448)
Financing income	42	2
Net loss	(1,101)	(888)

Loss per share (basic and diluted) (Note 12)	(0.06)	(0.02)

Basic and diluted weighted average number of shares of Common Stock outstanding	54,318,060	49,212,028

UAS DRONE, CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(USD in thousands)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

BALANCE AT DECEMBER 31, 2020	40,075,151	4	3,278	(5,131)	(1,849)
Issuance of shares in exchange for convertible loans	1,443,662	(*)-	806	-	806
Issuance of shares for cash (net of issuance expenses) (**)	12,500,000	1	3,929	-	3,930
Share based compensation for services granted in respect of issuance of shares (note 7)	-	-	686	-	686
Share based compensation for services (note 8)	-	-	416	-	416
Net loss for the year	-	-	-	(888)	(888)
BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
Issuance of shares to service provider (note 7)	200,000	(*)-	31	-	31
Share based compensation for services (note 8)	-	-	395	-	395
Warrants modification (note 7)	-	-	1,896	(1,896)	-
Net loss for the year	-	-	-	(1,101)	(1,101)
BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426

(*)	represents amount less than $1 thousand.

(**)	Net of issuance expenses of $1,070.

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(1,101)	(888)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	2	3
Share based compensation	395	416
Issuance of shares for services	31	-
Interest on loans	8	9
Expenses with respect to convertible loans and debentures	-	391
Increase in lease deposit	(15)	-
Increase in other current assets	(42)	(21)
Increase (decrease) in accounts payable	10	(34)
Increase (decrease) in other liabilities	40	(110)
Net cash used in operating activities	(672)	(234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35)	-
Net cash used in investing activities	(35)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	4,649
Repayments of convertible loans	-	(954)
Repayments of long term banking institute	-	(6)
Net cash provided by financing activities	-	3,689
Effect of exchange rate changes on cash and cash equivalents	(4)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(711)	3,455

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	3,560	105

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	2,849	3,560
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	-	59
Non cash transactions:
Issuance of shares in exchange for convertible loans	-	806
Issuance expenses	-	719

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

Following the above transactions, Duke Israel is a wholly-owned subsidiary of Duke Inc., which is a wholly-owned subsidiary of the Company.

The Company (collectively with Duke, the “Group”) is a robotics company dedicated to the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons as well as other civilian applications with an emphasis on the field of infrastructure maintenance. The Company’s advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

Effective October 22, 2020, Company’s common stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A.	Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations. The Company has financed its operations mainly through fundraising from various investors.

Based on the projected cash flows and cash balances as of the date of these financial statements, management is of the opinion that its existing cash will be sufficient to meet its obligations for a period which is longer than 12 months from the date of the approval of these consolidated financial statements.

B.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

C.	Functional currency

A majority of the Group’s revenues is generated in U.S. dollars. In addition, most of the Group’s costs are denominated and determined in dollars. Management believes that the dollar is the currency in the primary economic environment in which the Group operates. Thus, the functional and reporting currency of the Group is the U.S. dollar. Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

D.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Duke Inc., and Duke Israel. All significant intercompany balances and transactions have been eliminated on consolidation.

E.	Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

F.	Property and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Computers	33
Office improvements	5

G.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2022 or 2021.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

H.	Income taxes

Income taxes are accounted for under the asset and liability method. The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2022 and 2021 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

I.	Revenue recognition

The Group recognizes revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.

J.	Research and development expenses

Research and development expenses are charged to operations as incurred.

K.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable to shareholders, by the weighted average number of shares of common stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in 2022 and 2021, no potential shares are considered.

L.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to non employees directors and officers based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, on a straight-line basis, over the requisite service period.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

M.	Concentrations of credit risk

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

N.	Commitments and Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

O.	Fair Value Measurements

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of comprehensive loss.

P.	Leases

The Company determines if an arrangement is or contains a lease at contract inception.

Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in statement of comprehensive loss.

As detailed in note 10(2) below, the property became available for Company’s use at February 2023, therefore commencement date of the lease agreement has not yet been met as of the balance sheet date and therefore an ROU asset and liability have not been recorded.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2022	2021

Prepaid and deferred expenses	78	23
Government Institutions	8	14
Others	-	3
	86	40

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2022	2021

Computers	10	10
Furniture and office equipment	12	12
Leasehold improvements (see note 10(2))	50	15
	72	37
Less - accumulated depreciation	(30)	(28)
Total property and equipment, net	42	9

In the years ended December 31, 2022 and 2021, depreciation was US$2 and US$3 respectively, and additional property and equipment were purchased in an amount of US$35 during the year ended December 31, 2022 (none during the year ended December 31, 2021).

NOTE 5 – OTHER LIABILITIES

	December 31,
	2022	2021

Accrued expenses	160	95
Other (note 7)	16	41
	176	136

NOTE 6 – LOANS

The loans are from related parties. The loans bear an annual fixed interest rate of 3% and shall be repaid (principal and interest) at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million, but not before March 9, 2023 (three year anniversary of the March 9, 2020 issuance date).

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

The holders of shares of Common Stock vote together as one class on all matters as to which holders of Common Stock are entitled to vote. Except as otherwise required by applicable law and subject to the preferential rights of any outstanding preferred stock, all voting rights are vested in and exercised by the holders of Common Stock with each share of our Common Stock being entitled to one vote, including in all elections of directors. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of legally available funds. In the event of the Company’s liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of preferred stock, if any, then outstanding. The Common Stock has no cumulative voting rights and no preemptive or other rights to subscribe for shares of the Company. There is no redemption or sinking fund provisions applicable to the Common Stock. All shares of Common Stock currently outstanding are fully paid and non-assessable. As of December 31, 2022, there were no outstanding preferred stock.

Transactions:

On May 11, 2021, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering (the “Offering”), agreed to issue and sell to the investors an aggregate of: (i) 12,500,000 shares of the Company’s Common Stock, at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 Company’s Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000. The Company recorded $1,070 of issuance costs.

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

On April 5, 2022, the Company and the investors executed an extension agreement, such that the term of the Warrants was extended so that they now expire on November 11, 2023.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – SHAREHOLDERS’ EQUITY (continue)

The fair value of such warrants as of the offering date was estimated at $686 using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity.

The following are the data and assumptions used:

May 11, 2021
Dividend yield	0
Expected volatility (%)	180.32%
Risk-free interest rate (%)	0.11%
Expected term of options (years)	1.58
Exercise price (US dollars)	0.4
Share price (US dollars)	0.32
Fair value (USD in thousands)	686

The fair value of the expected cash payments component as of December 31, 2022 was estimated at $16.

On March 1, 2022, the Company signed an investor relations service agreement with a consultant pursuant to which the Company agreed to pay the consultant a monthly retainer and in addition, to issue the consultant 300,000 restricted shares of common stock, to be issued in three tranches. In the event that the agreement is terminated prior to the issuance date, the remaining share obligation shall be void. On March 17, 2022, the Company issued 100,000 restricted shares of Common Stock pursuant to the agreement. On July 13, 2022 the Company issued 100,000 restricted shares of Common Stock pursuant to the agreement. On September 22, 2022, the Company decided to terminate the service agreement. The Company determined the value of the shares issued based on Company’s shares price at the agreement date, at $31 of which were recorded as share based compensation expenses in the year ended December 31, 2022.

NOTE 8 – SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31,2020	995,000	2.7
Granted	2,445,443	0.82
Exercised	-	-
Forfeited or expired	(1,013,631)	2.67
Outstanding at December 31,2021	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on December 31, 2022	2,426,812	0.81
Number of options exercisable on December 31, 2022	1,387,092	0.95

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – SHARE BASED COMPENSATION (continue)

The aggregate intrinsic value of the awards outstanding as of December 31, 2022 is $54. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.12 as of December 31, 2022, less the weighted exercise price.

The stock options outstanding as of December 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December, 31, 2022
0.0001	450,000	3.23	225,000
0.38	1,256,822	4.53	628,412
1.00	99,369	4.50	99,369
2.25	620,621	4.50	434,311
	2,426,812	4.28	1,387,092

The stock options outstanding as of December 31, 2021, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2021
0.0001	450,000	4.23	-
0.38	1,256,822	5.53	-
1.00	99,369	5.5	-
2.25	620,621	5.5	-
	2,426,812	5.28	-

As of December 31, 2022, there was $137 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 2 years. Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended December 31, 2022 and 2021 was $395 and $416, respectively and are included in General and Administrative expenses in the Statements of Operations.

In determining the fair value of the options granted, the Company used the Black-Scholes option valuation method, with the following assumptions:

2021
Dividend yield	0
Expected volatility (%) (*)	193.47%
Risk-free interest rate (%) (**)	0.07%
Expected term of options (years) (***)	3.38 - 3.88
Exercise price (US dollars)	0.0001-2.25
Share price (US dollars)	0.38-0.395
Fair value (USD in thousands)	891

(*)	Due to the low trading volume of the Company’s Common Stock and lack of historical information, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company (agricultural chemical industry).

(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.

(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2022	2021

Professional services	598	521
Share base compensation	426	416
Insurance	47	50
Adverting and promotion	2	1
Rent and office maintenance	12	26
Levies and tolls	2	1
Depreciation	2	3
Other expenses	15	8
	1,104	1,026

NOTE 10 – AGREEMENTS

1.	On January 29, 2021, the Company, through its wholly owned subsidiary Duke Israel and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a Collaboration Agreement (the “Agreement”) for the global marketing and sales, and the production and further development of Duke Israel’s developed advanced robotic system mounted on an Unmanned Aerial Solution (“UAS”), armed with lightweight firearms, which the Company markets under the commercial name “TIKAD.”

Pursuant to the Agreement, Duke Israel granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses.

As consideration for granting the worldwide exclusive license, Elbit will pay Duke royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Agreement until 15 years following receipt of $50,000 in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke Israel from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit. No TIKAD units were sold during 2022 and 2021 by the Company or Elbit.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 10 – AGREEMENTS (continue)

Pursuant to the terms of the Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Per the agreement, Duke Israel shall be entitled to portion of the revenues generated in the Evaluation Phase of the Project. In addition, Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke Israel. No revenues were generated from the Evaluation Phase of the Project during 2022 and 2021.

In addition to the above Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit.

The upfront fee does not fall under the scope of Topic 808, “Collaborative Arrangements” (“ASC 808”) nor Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company referred to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service and recorded the upfront fee as revenues for the year ended December 31, 2021.

2.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are approximately $5,200 and for the third year approximately $5,400. The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. The property became available for Company’s use at February 2023, therefore commencement date of the lease agreement has not yet been met as of balance sheet date. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

3.	On August 15, 2022 Duke Israel, signed a Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (IEC), to implement and test during a pilot with IEC a robotic drone-enabled system for cleaning electric utility insulators, that is in development by Duke Israel. ICE is a public and 99% government-owned company that generates, transmits, and supplies electricity to all sectors of the State of Israel.

The Company is entitled to be reimbursed for a portion of its research and development expenses related to this agreement. Such research and development expenses are recorded in deferred expenses. The income and deferred expense will be recorded in profit and loss when the Company satisfies its obligation according to the agreement.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 11 – INCOME TAX

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

The Company and subsidiaries have not received final tax assessments since its inception although the tax reports of Duke Israel for the years ended by December 31, 2017 are deemed to be final.

As of December 31, 2022, the Company and subsidiaries have carry forward losses for tax purposes of approximately $1,521 and $2,486, respectively, which can be offset against future taxable income, if any.

A.	The following is a reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2022	2021
	US Dollars

Pretax loss	(1,101)	(888)
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	231	186
Stock-based compensation	(83)	(87)
Non-deductible expenses	5	(82)
Tax in respect of differences in corporate tax rates	10	-
Losses and timing differences in respect of which no deferred taxes were generated	(163)	(17)
	-	-

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2022	2021
Composition of deferred tax assets:	US Dollars

Non capital loss carry forwards	875	704
Valuation allowance	(875)	(704)
	-	-

The net change during the year ended December 31, 2022 in the total valuation allowance amounted to $171.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 12 – LOSS PER SHARE (BASIC AND DILUTED)

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2022 and 2021, are as follows:

	Year ended December 31
	2022	2021
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	54,318,060	49,212,028
Total weighted average number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	17,701,812	17,926,812

NOTE 13 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2022	2021

General and administrative expenses:
Directors and Officers compensation (*)	529	502
(*) Share base compensation	144	162

Financing:
Financing expense	8	9

B.	Balances with related parties:

	As of December 31,
	2022	2021

Other accounts liabilities	35	33
loans	305	276

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 13 – RELATED PARTIES (continue)

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $9,650), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 193.47%, dividend yields of 0% and an expected life of 5 years. Total value of share based compensation were estimated to an amount of $189. Total share based compensation expenses during the Year ended December 31, 2022 amounted to $61.

D.	In addition, in July 2021, the Board of Directors of the Company approved the issuance of options to purchase 490,000 shares of the Company’s Common Stock to its Vice Chairman, directors and CFO for exercise price of $0.38. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 193.47%, dividend yields of 0% and an expected life of 3.38 years. Total value of share based compensation were estimated to an amounted of $176. Total share based compensation expenses during the year ended December 31, 2022 amounted to $83.