Form 10-Q
period 2023-03-31
UAS Drone Corp.
filed 2023-05-09
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 24, 2023) entitled “Risk Factors” as well as in our other public filings.

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

ii

Item 1. Financial Statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2023

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	2,621	2,849
Other current assets	167	86
Total Current assets	2,788	2,935

Right-of-use (“ROU”) asset arising from operating leases and other lease deposit	152	15

Property and equipment, net	56	42
Total assets	2,996	2,992

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	87	85
Other liabilities	236	176
Total current liabilities	323	261

Loans	307	305

Operating lease liability	80	-

Total liabilities	710	566

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; issued and outstanding 54,218,813 shares as of March 31, 2023 and December 31, 2022.	5	5
Additional paid-in capital	11,476	11,437
Accumulated deficit	(9,195)	(9,016)
Total stockholders’ equity	2,286	2,426
Total liabilities and stockholders’ equity	2,996	2,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2023	2022
	(Unaudited)

Research and development expenses	-	(6)
General and administrative expenses	(202)	(331)
Operating loss	(202)	(337)
Financing income (expense), net	23	(32)
Net loss	(179)	(369)

Loss per share (basic and diluted)	(0.00)	(0.01)

Basic and diluted weighted average number of shares of common stock outstanding	54,486,313	54,034,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Share based compensation for services	-	-	39	-	39
Net loss for the period	-	-	-	(179)	(179)
BALANCE AT MARCH 31, 2023	54,218,813	5	11,476	(9,195)	2,286

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Share based compensation for services	100,000	*	180	-	180
Net loss for the period	-	-	-	(369)	(369)
BALANCE AT MARCH 31, 2022	54,118,813	5	9,295	(6,388)	(2,912)

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(179)	(369)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	2	-
Stock based compensation	39	169
Interest on loans	2	2
Reduction in the carrying amount of ROU assets	(13)	-
Change in operating lease liabilities	7	-
Decrease (increase) in other current assets	(76)	23
Increase in accounts payable	2	1
Increase in other liabilities	7	41
Net cash used in operating activities	(209)	(133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16)	(12)
Net cash used in investing activities	(16)	(12)

Effect of exchange rate changes on cash and cash equivalents	(3)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(228)	(145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,849	3,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,621	3,415
Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for service providers	-	11
Initial recognition of operating lease right-of-use assets	146	-
Initial recognition of operating lease liability	146	-

The accompanying notes are an integral part of the condensed consolidated financial statement

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Following the above transactions, Duke Israel became a wholly-owned subsidiary of Duke Inc., which is a wholly-owned subsidiary of the Company.

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

Effective October 22, 2020, Company’s common stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders’ equity and cash flows for the three-months ended March 31, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published with the SEC, for the year ended December 31, 2022. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these unaudited condensed financial statements, the most significant estimates and assumptions relate to the share based compensation.

NOTE 3 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years. The monthly lease payments under the lease agreement, for the first two years are approximately $4,600 and for the third year approximately $4,800. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

B.	The components of operating lease expense for the period ended March 31, 2023 and 2022 were as follows:

	Three month ended March 31,
	2023	2022

Operating lease expense	4	-

C.	Supplemental cash flow information related to operating leases was as follows:

	Three month ended March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	10	-
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	146	-

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

D.	Supplemental balance sheet information related to operating leases was as follows:

	Three month ended March 31,
	2023	2022

Operating leases:
Operating leases right-of-use asset	138	-

Current operating lease liabilities	52	-
Non-current operating lease liabilities	80	-
Total operating lease liabilities	132	-

Weighted average remaining lease term (years)	2.8	-

Weighted average discount rate	8.75%	-

E.	Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

2023	41
2024	55
2025	52
Total operating lease payments	148
Less: imputed interest	(16)
Present value of lease liabilities	132

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2023	2,426,812	0.81
Number of options exercisable at March 31, 2023	1,499,592	0.88

The aggregate intrinsic value of the awards outstanding as of March 31, 2023 is $54. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.121 as of March 31, 2023, less the weighted exercise price.

The stock options outstanding as of March 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2023
0.0001	450,000	2.98	337,500
0.38	1,256,822	4.28	628,412
1.00	99,369	4.25	99,369
2.25	620,621	4.25	434,311
	2,426,812	4.03	1,499,592

The stock options outstanding as of December 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2022
0.0001	450,000	3.23	225,000
0.38	1,256,822	4.53	628,412
1.00	99,369	4.5	99,369
2.25	620,621	4.5	434,311
	2,426,812	4.28	1,387,092

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended March 31, 2023, was $39 and are included in general and administrative expenses in the Statements of Operations.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2023	2022

General and administrative expenses:
Directors and Officers compensation (*)	107	152

(*) Share base compensation	18	63

Financing:
Financing expense	2	2

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2023	2022

Other accounts liabilities	43	35
Loans	307	305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Critical Accounting Policies

In connection with the preparation of our financial statements, we were required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with accounting principles generally accepted in the United States of America. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 24, 2023) with respect to our Critical Accounting Policies and Estimates.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Revenues. During the three months ended March 31, 2023 and 2022 we had no revenues.

Research and Development. Our research and development expenses for the three months ended March 31, 2023, amounted to $0, compared to $5,700 for the three months ended March 31, 2022. We have paused our research and development activity pending our evaluation of additional and different applications for use of our technology and know-how including for use in the civil market, while the research and development activities of the TIKAD product is carried out by Elbit pursuant to the Collaboration Agreement and development activities under our Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (IEC) are currently recorded in deferred expenses.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2023, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $202,000, compared to $331,000 for the three months ended March 31, 2022. The decrease in general and administrative expenses for the three months ended March 31, 2023 was mainly due to the decrease in share based compensations expenses.

Financial Income (Expense). For the three months ended March 31, 2023, we had financial income of $23,000 compared to financial expense of $32,000 for the three months ended March 31, 2022. The reason for the increase in financial income (expense) for the three months ended March 31, 2023, was mainly due to the decrease in interest expense related to the changes in fair value in connection with warrants issued as part of our May 2021 financing as well as interest income on bank deposits resulted from the increase in interest rates.

Net Loss. We incurred a net loss of $179,000 for the three months ended March 31, 2023 as compared to a net loss of $369,000 for the three months ended March 31, 2022, for the reasons set forth above.

Liquidity and Capital Resources

We had $2,621,000 in cash on March 31, 2023 versus $3,415,000 in cash at March 31, 2022. The reason for the decrease in our cash balance was due to the operating expenses describe above as well as our deferred expenses under our Collaboration and Development Agreement with the IEC. Cash used in operations for the three months ended March 31, 2023 was $208,000 as compared to cash provided by operations of $133,000 for the three months ended March 31, 2022. The reason for the increase in cash used in operations is mainly related to deferred expenses under our Collaboration and Development Agreement with the IEC.

Net cash used in investing activities was $16,000 for the three months ended March 31, 2023, as compared to net cash used in investing activities of $12 for the three months ended March 31, 2022. The increase is mainly related to leasehold improvements for an office space in Mevo Carmel, which we entered into in February 2023.

Net cash used in financing activities was $0 for the three months ended March 31, 2023 and 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2023	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)