Form 10-Q
period 2023-06-30
UAS Drone Corp.
filed 2023-08-07
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Item 1. Financial Statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2023

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2023

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	2,419	2,849
Other current assets	258	86
Total Current assets	2,677	2,935

Right-of-use asset arising from operating leases and other lease deposit	140	15

Property and equipment, net	54	42
Total assets	2,871	2,992

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	77	85
Other liabilities	281	176
Total current liabilities	358	261

Related parties loans	309	305

Operating lease liability	67	-

Total liabilities	734	566

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; issued and outstanding 54,218,813 shares as of June 30, 2023 and December 31, 2022.	5	5
Additional paid-in capital	11,510	11,437
Accumulated deficit	(9,378)	(9,016)
Total stockholders’ Equity	2,137	2,426
Total liabilities and stockholders’ Equity	2,871	2,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2023	2022	2023	2022

Research and development expenses	-	(9)	-	(3)
General and administrative expenses	(408)	(658)	(206)	(327)
Operating loss	(408)	(667)	(206)	(330)
Financing income, net	46	11	23	43
Net loss	(362)	(656)	(183)	(287)

Loss per share (basic and diluted)	(0.01)	(0.01)	(0.00)	(0.01)

Basic and diluted weighted average number of shares of common stock outstanding	54,521,506	54,076,824	54,556,313	54,118,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Share based compensation for services	-	-	39	-	39
Net loss for the period	-	-	-	(179)	(179)
BALANCE AT MARCH 31, 2023	54,218,813	5	11,476	(9,195)	2,286
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2022:
Share based compensation for services	-	-	34	-	34
Net loss for the period	-	-	-	(183)	(183)
BALANCE AT JUNE 30, 2023	54,218,813	5	11,510	(9,378)	2,137

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2022:
Share based compensation for services	100,000	-	180	-	180
Net loss for the period	-	-	-	(369)	(369)
BALANCE AT MARCH 31, 2022	54,118,813	5	9,295	(6,388)	2,912
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2022:
Share based compensation for services	-	-	143	-	143
Net loss for the period	-	-	-	(287)	(287)
BALANCE AT JUNE 30, 2022	54,118,813	5	9,438	(6,675)	2,768

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(362)	(656)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	4	1
Stock based compensation	73	323
Interest on loans	4	4
Reduction in the carrying amount of ROU assets	20	-
Change in operating lease liabilities	(28)	-
Increase in other current assets	(166)	(12)
Increase (decrease) in accounts payable	(8)	2
Increase (decrease) in other liabilities	53	(38)
Net cash used in operating activities	(410)	(376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposit	-	(15)
Purchase of property and equipment	(16)	(15)
Net cash used in investing activities	(16)	(30)

Effect of exchange rate changes on cash and cash equivalents	(4)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(430)	(406)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,849	3,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,419	3,154
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	146	-
Initial recognition of operating lease liability	146	-

The accompanying notes are an integral part of the condensed consolidated financial statement.

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

Effective October 22, 2020, Company’s common stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition as of June 30, 2023, its results of operations and changes in shareholders’ equity for the three months and six months ended June 30, 2023, and 2022 and cash flows for the six-months ended June 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023.

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

NOTE 3 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years. The monthly lease payments under the lease agreement, for the first two years are approximately $4.6 and for the third year approximately $4.8. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

B.	The components of operating lease expense for the period ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022
Operating lease expense	14	-

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

C.	Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	23	-
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	146	-

D.	Supplemental balance sheet information related to operating leases was as follows:

	Six months ended June 30,
	2023	2022

Operating leases:
Operating leases right-of-use asset	126	-

Current operating lease liabilities	51	-
Non-current operating lease liabilities	67	-
Total operating lease liabilities	118	-

Weighted average remaining lease term (years)	2.55	-

Weighted average discount rate	8.75%	-

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

E.	Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

2023	27
2024	54
2025	51
Total operating lease payments	132
Less: imputed interest	(14)
Present value of lease liabilities	118

NOTE 4 - STOCK OPTIONS

The following table presents the Company’s stock option activity the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2023	2,426,812	0.81
Number of options exercisable at June 30, 2023	1,592,747	0.96

The aggregate intrinsic value of the awards outstanding as of June 30, 2023 is $45. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.1 as of June 30, 2023, less the weighted exercise price.

The stock options outstanding as of June 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of June 30, 2023
0.0001	450,000	2.73	337,500
0.38	1,256,822	4.04	628,412
1.00	99,369	4.00	99,369
2.25	620,621	4.00	527,466
	2,426,812	3.78	1,592,747

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

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the six months ended June 30, 2023 was $73 and for the three months ended June 30, 2023 was $34. These expenses are included in General and Administrative expenses in the Statements of Operations.

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022

General and administrative expenses:
Directors and Officers compensation (*)	201	282	94	130

(*) Share base compensation	31	104	13	41

Financing:
Financing expense	4	4	2	2

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2023	2022

Other accounts liabilities	37	35
Loans	309	305

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Revenues. During the three months ended June 30, 2023 and 2022, we had no revenues.

Research and Development. Our research and development expenses for the three months ended June 30, 2023, amounted to $0, compared to $3,000 for the three months ended June 30, 2022. We have paused our research and development activity pending our evaluation of additional and different applications for use of our technology and know-how including for use in the civil market, while the research and development activities of the TIKAD product is carried out by Elbit pursuant to the Collaboration Agreement and development activities under our Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (IEC) are currently recorded in deferred expenses.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2023, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $206,000, compared to $327,000 for the three months ended June 30, 2022. The decrease in general and administrative expenses for the three months ended June 30, 2023 was mainly due to the decrease in share based compensations expenses.

Financial Income, net. For the three months ended June 30, 2023, we had financial income of $23,000 compared to financial income of $43,000 for the three months ended June 30, 2022. The reason for the decrease in financial income for the three months ended June 30, 2023, was mainly due to the decrease in interest income related to the changes in fair value in connection with warrants issued as part of our May 2021 financing offset by an increase in interest income on bank deposits resulted from the increase in interest rates.

Net Loss. We incurred a net loss of $183,000 for the three months ended June 30, 2023 as compared to a net loss of $287,000 for the three months ended June 30, 2022, for the reasons set forth above.

Comparison of the six months ended June 30, 2023 and 2022

Revenues. We did not generate any revenues during the six months ended June 30, 2023 and 2022.

Research and Development. Our research and development expenses for the six months ended June 30, 2023, amounted to $0, compared to $9,000 for the six months ended June 30, 2022. We have paused our research and development activity pending our evaluation of additional and different applications for use of our technology and know-how including for use in the civil market, while the research and development activities of the TIKAD product is carried out by Elbit pursuant to the Collaboration Agreement and development activities under our Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (IEC) are currently recorded in deferred expenses.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2023, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $408,000, compared to $658,000 for the six months ended June 30, 2022. The decrease in general and administrative expenses for the six months ended June 30, 2023 was mainly due to the decrease in share based compensations expenses.

Financial Income, net. For the six months ended June 30, 2023, we had financial income of $46,000 compared to financial income of $11,000 for the six months ended June 30, 2022. The reason for the increase in financial income for the six months ended June 30, 2023, was mainly due to the increase in interest income on bank deposits resulted from the increase in interest rates.

Net Loss. We incurred a net loss of $362,000 for the six months ended June 30, 2023 as compared to a net loss of $656,000 for the six months ended June 30, 2022, for the reasons set forth above.

Liquidity and Capital Resources

We had $2,419,000 in cash on June 30, 2023 versus $3,154,000 in cash on June 30, 2022. The reason for the decrease in our cash balance was due to the operating expenses describe above as well as our deferred expenses under our Collaboration and Development Agreement with the IEC. Cash used in operations for the six months ended June 30, 2023 was $410,000 as compared to cash used in operations of $376,000 for the six months ended June 30, 2022. The reason for the increase in cash used in operations is mainly related to deferred expenses under our Collaboration and Development Agreement with the IEC.

Net cash used in investing activities was $16,000 for the six months ended June 30, 2023, as compared to net cash used in investing activities of $30,000 for the six months ended June 30, 2022. The decrease is mainly related to lease deposit paid during April 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2023	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)