Form 10-Q
period 2023-09-30
UAS Drone Corp.
filed 2023-11-09
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

AS OF SEPTEMBER 30, 2023

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2023

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	2,358	2,849
Other current assets	285	86
Total Current assets	2,643	2,935

Right-of-use asset arising from operating leases and other lease deposit	128	15

Property and equipment, net	52	42
Total assets	2,823	2,992

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	82	85
Other liabilities	370	176
Total current liabilities	452	261

Related parties loans	311	305

Operating lease liability	54	-
Total liabilities	817	566

Stockholders’ Equity
Common stock of US$ 0.0001 par value each: 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; issued and outstanding 54,218,813 shares as of September 30, 2023 and December 31, 2022.	5	5
Additional paid-in capital	11,529	11,437
Accumulated deficit	(9,528)	(9,016)
Total stockholders’ Equity	2,006	2,426
Total liabilities and stockholders’ Equity	2,823	2,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2023	2022	2023	2022

Research and development expenses	-	(20)	-	(11)
General and administrative expenses	(581)	(881)	(173)	(223)
Operating loss	(581)	(901)	(173)	(234)
Financial income (expense), net	69	7	23	(4)
Net loss	(512)	(894)	(150)	(238)

Loss per share (basic and diluted)	(0.01)	(0.02)	(0.00)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,533,236	54,119,912	54,556,313	54,118,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2023:
Share based compensation for services	-	-	92	-	92
Net loss for the period	-	-	-	(512)	(512)
BALANCE AT SEPTEMBER 30, 2023	54,218,813	5	11,529	(9,528)	2,006

BALANCE AT JUNE 30, 2023	54,218,813	5	11,510	(9,378)	2,137
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2023:
Share based compensation for services	-	-	19	-	19
Net loss for the period	-	-	-	(150)	(150)
BALANCE AT SEPTEMBER 30, 2023	54,218,813	5	11,529	(9,528)	2,006

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2022:
Share based compensation for services	200,000	-	385	-	385
Net loss for the period	-	-	-	(894)	(894)
BALANCE AT SEPTEMBER 30, 2022	54,218,813	5	9,500	(6,913)	2,592

BALANCE AT JUNE 30, 2022	54,118,813	5	9,438	(6,675)	2,768
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2022:
Share based compensation for services	100,000	*	62	-	62
Net loss for the period	-	-	-	(238)	(238)
BALANCE AT SEPTEMBER 30, 2022	54,218,813	5	9,500	(6,913)	2,592

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(512)	(894)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	8	2
Stock based compensation	92	385
Interest on loans	6	6
Reduction in the carrying amount of right-of-use assets	32	-
Change in operating lease liabilities	(42)	-
Decrease (increase) in other current assets	(193)	4
Increase (decrease) in accounts payable	(3)	12
Increase (decrease) in other liabilities	143	(35)
Net cash used in operating activities	(469)	(520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Lease deposit	-	(15)
Purchase of property and equipment	(18)	(15)
Net cash used in investing activities	(18)	(30)

Effect of exchange rate changes on cash and cash equivalents	(4)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(491)	(550)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,849	3,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,358	3,010
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	146	-
Initial recognition of operating lease liability	146	-

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

Effective October 22, 2020, Company’s common stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition as of September 30, 2023, its results of operations and changes in shareholders’ equity for the three months and nine months ended September 30, 2023, and 2022 and cash flows for the nine months ended September 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these unaudited condensed financial statements, the most significant estimates and assumptions relate to the share-based compensation.

NOTE 3 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years. The monthly lease payments under the lease agreement, for the first two years are approximately $4.6 and for the third year approximately $4.8. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

B.	The components of operating lease expense for the period ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022

Operating lease expense	27	-

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

C.	Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	36	-
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	146	-

D.	Supplemental balance sheet information related to operating leases was as follows:

	Nine months ended September 30,
	2023	2022

Operating leases:
Operating leases right-of-use asset	114	-

Current operating lease liabilities	50	-
Non-current operating lease liabilities	54	-
Total operating lease liabilities	104	-

Weighted average remaining lease term (years)	2.30	-

Weighted average discount rate	8.75%	-

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

E.	Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

2023	13
2024	52
2025	49
Total operating lease payments	114
Less: imputed interest	(10)
Present value of lease liabilities	104

NOTE 4 - STOCK OPTIONS

The following table presents the Company’s stock option activity the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30,2023	2,426,812	0.81
Number of options exercisable at September 30, 2023	1,906,952	0.86

The aggregate intrinsic value of the awards outstanding as of September 30, 2023 is $29. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.065 as of September 30, 2023, less the weighted exercise price.

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of September 30, 2023
0.0001	450,000	2.48	337,500
0.38	1,256,822	3.79	942,617
1.00	99,369	3.75	99,369
2.25	620,621	3.75	527,466
	2,426,812	3.53	1,906,952

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

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine months ended September 30, 2023 and September 30, 2022 was $92 and $355 respectively and for the three months ended September 30, 2023 and September 30, 2022 was $19 and $47 respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022

General and administrative expenses:
Directors and Officers compensation (*)	289	390	88	108

(*) Share base compensation	40	126	8	22

Financing:
Financing expense	6	6	2	2

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES (continue)

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2023	2022

Other accounts liabilities	36	35
Loans	311	305

NOTE 6 – SUBSEQUENT EVENTS

1.	Following the brutal attacks by Hamas on the State of Israel, the mobilization of army reserves and the Israeli government declaring a state of war in October 2023, there has been a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the chain of supply and production, a decrease in the volume of national transportation, a shortage in manpower due to employees being called for reserve service as well as a rise in the exchange rate of foreign currencies in relation to the Israeli shekel.

At this time the Company has assessed, on the basis of the information it has as at the date of approval of the financial statements, that the current events and the escalation in security in Israel, may have a material effect on the business results of the Company in the short term. Since this is an event that is not under the control of the Company, and matters such as the fighting continuing or stopping may affect the Company’s assessments, as at the reporting date the Company is unable to assess the extent of the effect of the war on its business activities and on the business activities of its subsidiaries, and on their medium and long term results. The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

2.	During October 2023, the Company successfully completed its obligations under its Collaboration and Development Agreement with the Israel Electric Corporation Ltd., originally signed on August 15, 2022.

3.	On November 1, 2023, the Company and certain existing investors which entered into Securities Purchase Agreements on May 11, 2021 (the “SPAs”), executed a second extension agreement, such that the term of the warrants sold pursuant to the SPAs were extended so that they now expire on November 11, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On August 15, 2022, Duke Israel introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators.  During October 2023, we successfully completed our obligations under its agreement with the IEC.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

Revenues. During the three months ended September 30, 2023 and 2022, we had no revenues.

Research and Development. Our research and development expenses for the three months ended September 30, 2023, amounted to $0, compared to $11,000 for the three months ended September 30, 2022. We have paused our research and development activity pending our evaluation of additional and different applications for use of our technology and know-how including for use in the civil market, while the research and development activities of the TIKAD product is carried out by Elbit pursuant to the Collaboration Agreement and development activities under our Collaboration and Development Agreement with the IEC are currently recorded in deferred expenses.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2023, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $173,000, compared to $223,000, for the three months ended September 30, 2022. The decrease in general and administrative expenses for the three months ended September 30, 2023, was mainly due to the decrease in share-based compensations expenses.

Financial Income, net. For the three months ended September 30, 2023, we had financial income of $23,000 compared to financial expense of $4,000 for the three months ended September 30, 2022. The reason for the decrease in financial expense for the three months ended September 30, 2023, was mainly due to the increase in interest income on bank deposits resulted from the increase in interest rates.

Net Loss. We incurred a net loss of $150,000 for the three months ended September 30, 2023, as compared to $238,000 for the three months ended September 30, 2022, for the reasons set forth above.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues. We did not generate any revenues during the nine months ended September 30, 2023 and 2022.

Research and Development. Our research and development expenses for the nine months ended September 30, 2023, amounted to $0, compared to $20,000 for the nine months ended September 30, 2022. We have paused our research and development activity pending our evaluation of additional and different applications for use of our technology and know-how including for use in the civil market, while the research and development activities of the TIKAD product is carried out by Elbit pursuant to the Collaboration Agreement and development activities under our Collaboration and Development Agreement with the IEC are currently recorded in deferred expenses.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2023, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $581,000, compared to $881,000 for the nine months ended September 30, 2022. The decrease in general and administrative expenses for the nine months ended September 30, 2023, was mainly due to the decrease in share-based compensations expenses.

Financial Income, net. For the nine months ended September 30, 2023, we had financial income of $69,000 compared to financial income of $7,000 for the nine months ended September 30, 2022. The reason for the increase in financial income for the nine months ended September 30, 2023, was mainly due to the increase in interest income on bank deposits resulted from the increase in interest rates.

Net Loss. We incurred a net loss of $512,000 for the nine months ended September 30, 2023, as compared to a net loss of $894,000 for the nine months ended September 30, 2022, for the reasons set forth above.

Liquidity and Capital Resources

We had $2,358,000 in cash on September 30, 2023, versus $3,010,000 in cash on September 30, 2022. The reason for the decrease in our cash balance was due to the operating expenses describe above. Cash used in operations for the nine months ended September 30, 2023, was $469,000 as compared to cash used in operations of $520,000 for the nine months ended September 30, 2022. The reason for the decrease in cash used in operations is related to the increase in our operating expenses offset by cash received under our Collaboration and Development Agreement with the IEC.

Net cash used in investing activities was $18,000 for the nine months ended September 30, 2023, as compared to net cash used in investing activities of $30,000 for the nine months ended September 30, 2022. The decrease is mainly related to a lease deposit paid during April 2022.

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

On May 11, 2021, we entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors (the “Investors”), pursuant to which we, in a private placement offering (the “Offering”), agreed to issue and sell to the Investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 of our Common Stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000,000 and the Offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the Warrants, to expire on November 11, 2023. On November 1, 2023, we and the Investors executed a second extension agreement, such that the term of the Warrants was extended so that they now expire on November 11, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results.

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

Our executive offices and corporate headquarters are located in Israel. In addition, our officers and directors are residents of Israel. Accordingly, political, economic and military and security conditions in Israel and the surrounding region may directly affect our business. Any conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct some of its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants (and their spouses or partners) in Israel have been called, and additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon has also launched missile, rocket and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

Item 6. Exhibits.

No.	Description of Exhibit
10.1

Warrant Extension Agreement, dated November 1, 2023, between UAS Drone Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2023).

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

Date: November 9, 2023	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)