Form 10-K
period 2023-12-31
UAS Drone Corp.
filed 2024-03-15
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen-tive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,351,031

As of March 14, 2024, there were 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

ii

PART I

Item 1. Business.

Corporate Overview

We are a robotics company developing an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. Our advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target. We also introduced an insulator cleaning drone, which is a drone technology for conducting routine maintenance of critical infrastructure for cleaning electric utility cable insulators.

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

On January 29, 2021, we, through Duke Israel (as hereinafter defined), and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.”

On August 15, 2022, Duke Israel introduced the Insulator Cleaning ("IC") Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we successfully completed our obligations under its agreement with the IEC.

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

On January 29, 2021, we, through Duke Israel, and Elbit, entered into the Collaboration Agreement for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.” Following the Collaboration Agreement, we are in the process of evaluating additional different applications for use of our technology and know-how including for its use in the civilian market.

On May 11, 2021, we entered into securities purchase agreements with eight non-U.S. investors (the “Investors”) in a private placement offering in which we agreed to issue and sell an aggregate of: (i) 12,500,000 shares of common stock, par value $0.0001 per share at a price of $0.40 per share; and (ii) warrants to purchase 12,500,000 Company’s Common Stock. The warrants were exercisable immediately and for a term of 18 months and had an exercise price of $0.40 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the Investors executed a second extension agreement, such that the term of the warrants was extended so that they now expire on November 11, 2024.

On May 27, 2021, our board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units (“RSUs”). In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted.

On June 15, 2021, we announced that Duke Israel received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system.

On August 15, 2022, we announced that Duke Israel, introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed a collaboration and development agreement with the IEC, a public and 99% government-owned company, to provide drone-enabled systems for cleaning electric utility cable insulators.

Market Opportunity

Defense and military market

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

Civilian sector

Insulator Cleaning Drone

Insulators are key components of every high voltage electrical infrastructure around the world while routine cleaning and maintenance of insulators is crucial in order to optimize system efficiency, prevent power outages, reducing risks of flashovers and corrosion. Cleaning of high voltage infrastructure leads to better system performance and efficiency, improves safety by reducing the risk of electricity failure and accidents especially in urban areas, and extends the life of the insulators.

Currently, the global standard for routine cleaning of insulators involves the use of helicopter fleets and crane trucks. The cleaning routine requires getting near to active high voltage lines and using high-pressure washers carried by the helicopters or crane trucks. Such process is considered extremely dangerous and bears significant risks of electricity shock or an impact of the helicopter blades with the electricity grid resulting in damages to the grid line and possible harm to human life.

IC Drone offers a revolutionary, safer and cost-efficient method for maintenance of high voltage electrical infrastructure. The worldwide electricity transmission market is huge and estimated in millions of insulators. The current cost per insulator cleaning is high and electricity operators around the world fail to meet cleaning plans.

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

IC Drone

Our IC Drone is a first-of-its-kind robotic, drone-enabled system for cleaning electric utility insulators. The IC Drone unique system, based on Duke’s advanced intellectual property and know-how that integrates algorithms, autonomous systems, and robotic technologies used in mission-critical applications.

Our IC Drone offers a revolutionary, safer and cost-efficient, method for maintenance of high voltage electrical infrastructure. which require routine cleaning of insulators in order to optimize system efficiency and prevent power outages. Currently, the global standard for routine cleaning of insulators involves the use of helicopter fleets and crane trucks.

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

Market Strategy

Defense and Military Market

We expect that our growth in the defense and military market will initially derive from sales of TIKAD (our robot mounted on UAS Octocopter platform), and later from sales of our robot mounted on other platforms, such as light all-terrain vehicles and sea-mounted on boats.

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

IC Drone

On August 15, 2022, we signed an agreement with the IEC to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we successfully completed our obligations under our agreement with the IEC by proving the efficiency and safety that comes by using our IC Drone.

Our plan is to provide insulation maintenance and washing services to electrical companies over the globe, throughout separate entities over the world, either alone or with strategic partners.

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

Defense and Military Market

Our robot has been designated as a unique system by the IMOD and has received official approval as the sole supplier of this solution to the IMOD. The IMOD has also publicly endorsed our combined robotic and UAS system, which we market under the commercial name TIKAD, as an innovative future battlefield technology that may be implemented by the Israeli Defense Forces (the “IDF”).

We intend to focus our sales efforts in the United States because the U.S. military in general and special operation forces units in particular are expected to be our largest customers.

On January 29, 2021, we, through Duke Israel, and Elbit entered in the Collaboration Agreement. Pursuant to the Collaboration Agreement, Duke Israel has granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses. As consideration for granting the worldwide exclusive license, Elbit will pay Duke Israel royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Collaboration Agreement until 15 years following receipt of $50 million in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit.

On June 15, 2021, we announced that our wholly owned Israeli subsidiary, Duke Airborne Systems Ltd., received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system.

Marketing and sales efforts related to TIKAD are being led by Elbit due to our Collaboration Agreement with Elbit.

Civilian Sector

Marketing and sales efforts are currently concentrated on the IC Drone using company employees, agent and related electric infrastructure companies that are in cooperation with the IEC. The current marketing volume and efforts are limited and are expected to increase significantly upon the next version of the IC Drone which is expected to be release in the fourth quarter of 2024.

Competition

Defense and Military Market

While we believe that our products are novel, and that we have unique knowledge of military operational demands and challenges and years of developing complex military airborne systems and advanced robotics, the defense industry is a competitive environment.

Civilian Sector

To our knowledge there is no equivalent cleaning system which is based on drones for cleaning insulators. Although drones are being used for cleaning solar panels as well as windows, using high pressure water, such systems cannot handle the challenges that come with cleaning of insulators due to the high voltage environment that effects the drones.

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

Our competitors, either alone or through their strategic partners, might have substantially greater name recognition and financial, technical, manufacturing, marketing and human resources than we do. These entities may also have significantly greater experience and infrastructure in commercializing civilian or defense products, obtaining regulatory approval for those products and commercializing those products around the world.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 14, 2024, we had one full-time employee, our Chief Executive Officer, and have two (2) executive officers, our Chief Technology Officer and our Chief Financial Officer. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

We were granted a patent for certain of our key technologies and may apply for additional patents in the future. Our ability to protect our intellectual property and proprietary technology is uncertain and may be inadequate, which may have a material and adverse effect on us.

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

Following the Share Exchange, our current executive officer and directors hold approximately 23.2% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding common shares, as of the Effective Time, including one such shareholder who beneficially owns approximately 34.4% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who beneficially owns more than 5% of our outstanding common shares. Although none of these non-affiliated stockholders currently have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining their vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

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

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. As of March 14, 2024 none of our employees and regular consultants (and their spouses or partners) in Israel have been called for reserve service. Additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

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

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business. Moreover, we cannot predict how this war will ultimately affect Israel’s economy in general, which may involve a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative”). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company.

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

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third party providers. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to interrupt our operations, it could result in a material disruption of our product development programs. Our systems have been, and are expected to continue to be, the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot assure that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data. See Item 1C. “Cybersecurity” for more information.

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

Item 1C. Cybersecurity.

Our Board and management recognize the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees.

In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity risk management efforts include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Cybersecurity Governance

Our board of directors considers cybersecurity risks as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management efforts.

Management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our CEO and CFO are responsible for assessing and managing our material risks from cybersecurity threats, our overall cybersecurity risk management efforts, and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our CEO and CFO supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include ensuring routine briefings from internal security personnel, obtaining threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and providing Company personnel with alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our principal executive office is currently located at 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel. In April 2022, Duke Israel entered into a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The April 2022 property became available for the Company’s use in February 2023. In addition, pursuant to an agreement entered into by Duke, we have the right to use office space and receive other administrative services at a location in the State of Florida.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “USDR.” As of March 14, 2024, there were 154 holders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2023 and December 31, 2022 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

On January 29, 2021, we, through Duke Israel, and Elbit, entered into the Collaboration Agreement for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.”

On August 15, 2022, Duke Israel introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure and has signed an agreement with IEC to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we successfully completed our obligations under its agreement with the IEC.

Operating Results

The selected historical financial information presented below is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023 and Duke’s audited consolidated financial statements for the year ended December 31, 2022. The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this annual report.

	Year ended
	December 31
	USD in thousands
	2023	2022

Revenues	300	-
Cost of revenues	(273)	-
Gross profit	27	-

Research and development expenses	(3)	(20)
General and administrative expenses	(826)	(1,104)
Operating loss	(802)	(1,124)
Financial income, net	76	23
Net loss	(726)	(1,101)

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

Revenues. We had $300,000 in revenues for the year ended December 31, 2023. During the year ended December 31, 2022, we had no revenues. The revenues for the year ended December 31, 2023 were derived from our agreement with IEC to provide drone-enabled systems for cleaning electric utility cable insulators, which we successfully completed during October 2023.

Cost of revenues. During the year ended December 31, 2023, we had $273,000 in cost of revenues expenses, compared to $0 for the year ended December 31, 2022. The cost of revenues in 2023 mainly consists of professional services associated with our agreement with IEC as detailed above.

Research and Development. During the year ended December 31, 2023, we had $3,000 in research and development expenses, compared to $20,000 in research and development expenses for the year ended December 31, 2022. The decrease in our research and development are mainly due to activities related to the TIKAD product which are carried out by Elbit pursuant to the Collaboration Agreement.

General and Administrative Expenses. For the year ended December 31, 2023, our general and administrative expenses amounted to $826,000, of which $575,000 were related to professional services, such as accounting, auditing, insurance costs, consulting and legal services, and $108,000 were related to stock-based compensation expenses, and were $1,104,000 for the year ended December 31, 2022, of which $598,000 were related to professional services and $426,000 related to stock-based compensation expenses. This decrease in general and administrative expenses for the year ended December 31, 2023, was mainly due to the decrease in share-based compensations expenses.

Financial Income, net. For the year ended December 31, 2023, our financial income amounted to $76,000 as compared to $23,000 for the year ended December 31, 2022. The reason for the increase in financial income for the year ended December 31, 2023, was mainly due to the increase in interest income on bank deposits resulted from the increase in interest rates.

Net Loss. For the year ended December 31, 2023 and 2022, we recorded a net loss of $726,000 and $1,101,000, respectively, which represented a decrease compared to the year ended December 31, 2022, of $375,000.

Critical Accounting Policies

This Management Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we were required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development and have incurred accumulated losses of $9,947,000.

During the year ended December 31, 2023, our loss of $726,000 included non-cash stock-based compensation of $108,000. As of December 31, 2023, we had a working capital of $2,011,000 as compared to a working capital of $2,674,000 as of December 31, 2022.

As of December 31, 2023, we had a cash balance of $2,281,000 compared to the cash balance of $2,849,000 as of December 31, 2022. The reason for the decrease in our cash balance was mainly due to the operating expenses describe above.

Cash used in operations for the year ended December 31, 2023, was $548,000 as compared to cash used in operations of $672,000 for the year ended December 31, 2022. The reason for the decrease in cash used in operations is related to the decrease in our operating expenses and cash received under our Collaboration and Development Agreement with the IEC.

Since our inception we and Duke have funded our operations through equity and debt financing, bank loans, loans provided by shareholders and demonstration projects of its technology to potential customers.

Since Duke’s inception and until 2017, certain Duke affiliates provided loans to Duke from time to time, as needed. Before entering into the Share Exchange, Duke entered into debt cancellation letters (the “Debt Cancellation Letters”) with regard to the Stockholders Loans. Pursuant to the Debt Cancellation Letters the accumulated interest on the Stockholders’ Loans was waived and 842,135 shares of Duke’s common stock were issued in exchange for the cancellation of $623,180 in debt, leaving $280,000 of outstanding Stockholders Loans (the “Outstanding Stockholders’ Loans”). The Outstanding Stockholders’ Loans, including the accumulated interest amount, shall be repaid on the later of the following: (i) three years after the Effective Date (March 9, 2020); or (ii) Duke raised capital amounting to at least $15 million following the Effective Date and the Earnings before interest, tax, depreciation and amortization of Duke has reached an amount of $3 million.

As of December 31, 2023, and December 31, 2022, the outstanding balances of such stockholders’ loans were $314,000 and $305,000, respectively.

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

On January 6, 2023, our Board of Directors approved the engagement of Somekh Chaikin, a member firm of KPMG International (the “New Auditor”) as our independent registered public accounting firm, effective upon the effectiveness of the dismissal of the Former Auditor. During the fiscal years ended December 31, 2023 and 2022, neither we, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by the New Auditor that the New Auditor concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, as in place as of December 31, 2023, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2023, at the above-described reasonable assurance level.

During the year ended December 31, 2023, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, as in place as of December 31, 2023, determined that the Company’s internal control over financial reporting as of December 31, 2023, was not effective due to the material weakness previously identified as stated above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officer and their ages as of March 14, 2024, are as follows:

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

Nominees to the Board of Directors

During the Company’s 2023 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of UAS’s Chief Executive Officer during fiscal 2023, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2023. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2023.

SUMMARY COMPENSATION TABLE - FISCAL YEAR ENDED DECEMBER 31, 2023

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yossef Bakula -	2022	107,878	0	0	61,410	0	0	0	169,289
CEO	2023	97,568	0	0	20,864	0	0	0	118,431

Shlomo Zakai -	2022	28,900	0	0	8,497	0	0	0	37,397
CFO	2023	35,262	0	0	2,685	0	0	0	37,947

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2023.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for the year ended December 31, 2023 except as disclosed below.

Grants of Plan-Based Awards for 2023

The following table presents the outstanding equity awards held as of December 31, 2023 by our named executive officers and directors, all of which have been issued pursuant to our 2021 Equity Compensation Plan, or the 2021 Plan:

Name	Number of shares that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)	Equity incentive plan awards: Market value of shares that have not vested ($)
Yossef Bakula	-	-	112,500	11,250

Erez Nachtomy	-	-	50,000	-

Eran Antebi	-	-	30,000	-

Sagiv Aharon	-	-	30,000	-

Shlomo Zakai	-	-	12,500	-

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

Other Potential Post-Employment Payments

As of December 31, 2023, there were no named executives with employment contracts that require or required severance or other post-employment payments.

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

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

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

Director Compensation

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Yariv Alroy	64,395	-	64,395
Sagiv Aharon	60,655	6,444	67,099
Erez Nachtomy	84,550	10,739	95,289
Eran Antebi	9,253	6,444	15,697

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 14, 2024 regarding the beneficial ownership of our common stock, for:

●	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

●	each director;

●	each named executive officer; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this prospectus are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o Duke Robotics Ltd., 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel, Israel 2069203.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 14, 2024, there were 54,218,813 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Stockholders:
Afek Trading - Kadosh and Razi Ltd.(2)	7,423,895	13.69%
Y.D More Investments Ltd. (3)	22,500,000	34.37%
Named Executive Officers:
Sagiv Aharon	4,994,537	9.2%
Yariv Alroy	5,813,267	10.72%
Eran Antebi	90,000	0.17%
Yossef Balucka	337,500	0.62%
Erez Nachtomy	1,466,801	2.70%
Shlomo Zakai	37,500	0.07%
All directors and executive officers as a group (6 Persons)**	12,739,605	23.20%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 14, 2024, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 14, 2024.
(2)	Address: C/O Mr. Amir Kadosh, Zabotinsky 50, Givat Shmuel, Israel.
(3)	Based solely on information contained in Form 13D filed with the SEC on January 29, 2024. Includes (i) 10,000,000 shares of Common Stock and 10,000,000 warrants exercisable into 10,000,000 shares of Common Stock held directly by More Provident Funds and Pension Ltd., an Israeli company controlled by Y.D More Investments Ltd. and (ii) 1,250,000 shares of Common Stock and 1,250,000 warrants exercisable into 1,250,000 shares of Common Stock held directly by More Co-Invest (L.P.), Limited Partnership, an Israeli limited partnership, whose general partner, More Co-Invest 1 (G.P.) Ltd., is controlled by Y.D More Investments Ltd. Y.D More Investments Ltd. is an Israeli public company controlled through a voting agreement among the following individuals: (a) Yosef Meirov, directly and through B.Y.M. Mor Investments Ltd., a company he controls with Michael Meirov and Dotan Meirov, (b) Benjamin Meirov (c) Yosef Levy and (d) Eli Levy through Elldot Ltd., a wholly owned company.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the fiscal years ended December 31, 2022 and 2023, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

The board of directors has not determined that we have any independent directors.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm for the year ended December 31, 2023 is Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057.The following is a summary of the fees billed by Somekh Chaikin, during the calendar years ended December 31, 2023 and 2022:

Fee category	2023	2022
Audit Fees	$105,000	$68,000
Audit - related fees	-	-
Tax fees	10,000	-
All other fees	-	-
Total fees	$115,000	$68,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

2.2	Agreement and Plan of Merger, dated April 29, 2020, by and among UAS Drone Corp., Duke Robotics, Inc., and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).

3.1	Articles of Incorporation as filed on February 4, 2015 (incorporated by reference to our Registration Statement on Form S-1 filed on August 25, 2019).

3.2	Bylaws, as amended, on March 4, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.2	UAS Drone Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021).

10.3***	Collaboration Agreement, dated January 29, 2021, by and between Duke Airborne Systems Ltd. and Elbit Systems Land Ltd. (translation from Hebrew) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

10.4	Services Agreement, dated March 25, 2021, between UAS Drone Corp. and Yossef Balucka. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

Exhibit Number	Description

10.5	Warrant Extension Agreement, dated April 5, 2022, between UAS Drone Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2022).

10.6	Warrant Extension Agreement, dated November 1, 2023, between UAS Drone Corp. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2023).

14.1	Amended and Restated Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2023 and 2022, (ii) Statements of Operations for the years ended December 31, 2023 and 2022, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2023 and 2022, (iv) Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
***	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

UAS DRONE CORP.

Date: March 15, 2024	By:	/s/ Yossef Balucka
Yossef Balucka Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2024	By:	/s/ Yossef Balucka
Yossef Balucka
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2024	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2024	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date: March 15, 2024	By:	/s/ Erez Nachtomy
Erez Nachtomy
Vice Chairman of the Board

Date: March 15, 2024	By:	/s/ Sagiv Aharon
Sagiv Aharon
Chief Technology Officer and Director

Date: March 15, 2024	By:	/s/ Eran Antebi
Eran Antebi
Director

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

UAS DRONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
UAS Drone Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UAS Drone Corp., and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tel Aviv, Israel

March 15, 2024

UAS DRONE, CORP.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2023	2022
A s s e t s
Current Assets
Cash and cash equivalents	2,281	2,849
Other current assets (Note 3)	41	86
Total Current Assets	2,322	2,935

Operating lease right-of-use asset and lease deposit (Note 4)	117	15

Property and equipment, net (Note 5)	40	42

Total Assets	2,479	2,992

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	98	85
Operating lease liability	52
Other liabilities (Note 6)	161	176
Total current liabilities	311	261
Related parties loans (Note 7)	314	305
Operating lease liability (Note 4)	46	-

Total Liabilities	671	566

Stockholders’ Equity (Note 8)
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of December 31, 2023 and 2022; issued and outstanding 54,218,813 shares as of December 31, 2023 and 2022.	5	5
Additional paid-in capital	11,750	11,437
Accumulated deficit	(9,947)	(9,016)
Total Stockholders’ Equity	1,808	2,426
Total liabilities and stockholders’ Equity	2,479	2,992

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31
	2023	2022

Revenues (Note 11(2))	300	-
Cost of revenues	(273)	-
Gross profit	27

Research and development expenses	(3)	(20)
General and administrative expenses (Note 10)	(826)	(1,104)
Operating loss	(802)	(1,124)
Financial income, net	76	23
Net loss	(726)	(1,101)

Loss per share (basic and diluted) (Note 13)	(0.02)	(0.06)

Basic and diluted weighted average number of shares of Common Stock outstanding	54,530,423	54,318,060

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2021	54,018,813	5	9,115	(6,019)	3,101
Issuance of shares to service provider (note 9)	200,000	(*)-	31	-	31
Share based compensation for services	-	-	395	-	395
Warrants modification (note 8)	-	-	1,896	(1,896)	-
Net loss for the year	-	-	-	(1,101)	(1,101)
BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426

Share based compensation for services	-	-	108	-	108
Warrants modification (note 8)	-	-	205	(205)	-
Net loss for the year	-	-	-	(726)	(726)
BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	(9,947)	1,808

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended
	December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(726)	(1,101)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	20	2
Share based compensation	108	395
Issuance of shares for services	-	31
Interest on loans from related parties	9	8
Reduction in the carrying amount of right-of-use assets	43	-
Change in operating lease liability	(47)	-
Increase in lease deposit	-	(15)
Decrease (increase) in other current assets	47	(42)
Increase in accounts payable	13	10
Increase (decrease) in other liabilities	(15)	40
Net cash used in operating activities	(548)	(672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18)	(35)
Net cash used in investing activities	(18)	(35)

Effect of exchange rate changes on cash and cash equivalents	(2)	(4)

DECREASE IN CASH AND CASH EQUIVALENTS	(568)	(711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,849	3,560

CASH AND CASH EQUIVALENTS AT END OF YEAR	2,281	2,849
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	146	-
Initial recognition of operating lease liability	146	-

The accompanying notes are an integral part of the consolidated financial statements.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

A.	UAS Drone Corp. (“the Company” or “USDR”) was incorporated under the laws of the State of Nevada on February 4, 2015.

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

The Company (collectively with Duke, the “Group”) is a robotics company focused on the development of an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons as well as other civilian applications with an emphasis on the field of infrastructure maintenance. The Company’s advanced robotics system is able to achieve pinpoint accuracy regardless of the movement of the weapons platform or the target.

Effective October 22, 2020, Company’s common stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

B.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacked, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks.

Certain of our consultants in Israel may be called up for reserve duty, in addition to employees of our service providers located in Israel, have been called, for service and such persons may be absent for an extended period of time. In the event that hostilities disrupt our ongoing operations, our ability to deliver or provide services in a timely manner to meet our contractual obligations towards customers and vendors could be materially and adversely affected.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

F.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Computers	33
Office improvements	5

G.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2023 or 2022.

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2023 and 2022 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

I.	Revenue recognition

The Group provides services to customers and has related performance obligations and recognizes revenue in accordance with ASC 606. Revenues are recognized when the Group satisfies performance obligations under the terms of its contracts, and control of its services or products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product. (see note 11(2)).

J.	Research and development expenses

Research and development expenses are charged to operations as incurred.

K.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable to shareholders, by the weighted average number of shares of common stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in 2023 and 2022, no potential shares are considered.

L.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to non employees directors and officers based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, over the requisite service period.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2023	2022

Prepaid and deferred expenses	24	78
Government Institutions	17	8
	41	86

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use at February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments

B.	The components of operating lease expense for the period ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Operating lease expense	53	-

C.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	52	-
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	146	-

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES (continued)

D.	Amounts reported in the consolidated balance sheets related to operating lease as of December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022

Operating leases:
Operating leases right-of-use asset and lease deposit	117	-

Current operating lease liabilities	52	-
Non-current operating lease liabilities	46	-
Total operating lease liabilities	98	-

Weighted average remaining lease term (years)	2.09	-

Weighted average discount rate	8.75%	-

E.	Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

2024	55
2025	52
Total operating lease payments	107

Less: imputed interest	(9)
Present value of lease liabilities	98

NOTE 5 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2023	2022

Computers	10	10
Furniture and office equipment	14	12
Leasehold improvements	66	50
	90	72
Less - accumulated depreciation	(50)	(30)
Total property and equipment, net	40	42

In the years ended December 31, 2023 and 2022, depreciation expenses amounted to $20 and $2 respectively, and additional property and equipment were purchased for cash in an amount of $18 and $35 during the years ended December 31, 2023 and 2022, respectively.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – OTHER LIABILITIES

	December 31,
	2023	2022

Accrued expenses	148	160
Other (note 8)	13	16
	161	176

NOTE 7 – RELATED PARTIES LOANS

The Company has outstanding loans with related parties. The loans bear an annual fixed interest rate of 3% and shall be repaid (principal and interest) at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million.

NOTE 8 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

The holders of shares of Common Stock vote together as one class on all matters as to which holders of Common Stock are entitled to vote. Except as otherwise required by applicable law and subject to the preferential rights of any outstanding preferred stock, all voting rights are vested in and exercised by the holders of Common Stock with each share of our Common Stock being entitled to one vote, including in all elections of directors. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of legally available funds. In the event of the Company’s liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of preferred stock, if any, then outstanding. The Common Stock has no cumulative voting rights and no preemptive or other rights to subscribe for shares of the Company. There is no redemption or sinking fund provisions applicable to the Common Stock. All shares of Common Stock currently outstanding are fully paid and non-assessable. As of December 31, 2023, there were no outstanding preferred stock.

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

On April 5, 2022, the Company and the investors executed an extension agreement, such that the term of the Warrants was extended so that they expire on November 11, 2023.

On November 1, 2023, the Company and the investors executed an addition extension agreement, such that the term of the Warrants was extended so that they expire on November 11, 2024.

The Company accounted for the Warrants extensions as a dividend component. The fair value of the Warrants modifications were estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

The following are the data and assumptions used:

	April 5, 2022	November 1, 2023
Dividend yield	0	0
Expected volatility (%)	105.25-149.49%	128.44-184.22%
Risk-free interest rate (%)	1.45-2.14%	5.44-5.56%
Expected term of options (years)	0.6-1.68	0.03-1.11
Exercise price (US dollars)	0.4	0.4
Share price (US dollars)	0.35	0.08
Fair value (USD in thousands)	1,896	205

The fair value of the expected cash payments component as of December 31, 2023 and 2022 was estimated at $13 and $16, respectively.

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

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2022	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on December 31, 2023	2,426,812	0.81
Number of options exercisable on December 31, 2023	1,906,952	0.86

The aggregate intrinsic value of the awards outstanding as of December 31, 2023 is $45. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.10 as of December 31, 2023, less the weighted exercise price.

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December, 31, 2023
0.0001	450,000	2.23	337,500
0.38	1,256,822	3.53	942,617
1.00	99,369	3.50	99,369
2.25	620,621	3.50	527,466
	2,426,812	3.28	1,906,952

The stock options outstanding as of December 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2022
0.0001	450,000	3.23	225,000
0.38	1,256,822	4.53	628,412
1.00	99,369	4.50	99,369
2.25	620,621	4.50	434,311
	2,426,812	4.28	1,387,092

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – SHARE BASED COMPENSATION (continued)

As of December 31, 2023 and 2022, there was $28 and $137, respectively of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 0.38 years. Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended December 31, 2023 and 2022, was $108 and $395, respectively and are included in General and Administrative expenses in the Statements of Operations.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2023	2022

Professional services	575	598
Share base compensation	108	426
Insurance	45	47
Adverting and promotion	-	2
Rent and office maintenance	60	12
Levies and tolls	8	2
Depreciation	20	2
Other expenses	10	15
	826	1,104

NOTE 11 – AGREEMENTS

1.	On January 29, 2021, the Company, through its wholly owned subsidiary Duke Israel and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a Collaboration Agreement (the “Agreement”) for the global marketing and sales, and the production and further development of Duke Israel’s developed advanced robotic system mounted on an Unmanned Aerial Solution (“UAS”), armed with lightweight firearms, which the Company markets under the commercial name “TIKAD.”

Pursuant to the Agreement, Duke Israel granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses.

As consideration for granting the worldwide exclusive license, Elbit will pay Duke royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Agreement until 15 years following receipt of $50,000 in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke Israel from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit. No TIKAD units were sold during 2023 and 2022 by the Company or Elbit.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – AGREEMENTS (continued)

Pursuant to the terms of the Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Per the agreement, Duke Israel shall be entitled to portion of the revenues generated in the Evaluation Phase of the Project. In addition, Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke Israel. No revenues were generated from the Evaluation Phase of the Project during 2023 and 2022.

In addition to the above Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit.

No royalties were accrued during the years ended December 31, 2023 and 2022.

2.	On August 15, 2022, Duke Israel, signed a Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (IEC), to perform a test pilot together with IEC of a robotic drone-enabled system for cleaning electric utility insulators to be developed by Duke Israel for a total amount of $300. ICE is a public utility and a 99% government-owned company that generates, transmits, and supplies electricity to all sectors of the State of Israel. During October 2023, the Company successfully completed its obligations under the agreement with IEC upon delivery of the robotic drone, and accordingly recorded revenues and corresponding expenses at that point in time. As part of the agreement, Duke will be obligated to pay IEC percentage of earned revenues for all future transactions relating to the developed technology up to a maximum of $900.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

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

As of December 31, 2023, the Company and subsidiaries have carry forward losses for tax purposes of approximately $4,609, which can be offset against future taxable income, if any.

A.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2023	2022
	US Dollars

Pretax loss	(726)	(1,101)
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	153	231
Stock-based compensation	(23)	(83)
Non-deductible income	1	5
Tax in respect of differences in corporate tax rates	12	10
Losses and timing differences in respect of which no deferred taxes were generated	(143)	(163)
	-	-

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2023	2022
	US Dollars
Composition of deferred tax assets:
Non capital loss carry forwards	1,011	875
Valuation allowance	(1,011)	(875)
	-	-

The net change during the year ended December 31, 2023 in the total valuation allowance amounted to $136.

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2023 and 2022, are as follows:

	Year ended December 31
	2023	2022
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	54,530,423	54,318,060
Total weighted average number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	17,589,312	17,701,812

NOTE 14 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2023	2022

General and administrative expenses:
Directors and Officers compensation (*)	425	529
(*) Share base compensation	47	144

Financing:
Financing expense	9	8

B.	Balances with related parties:

	As of December 31,
	2023	2022

Other accounts liabilities	38	35
Loans	314	305

UAS DRONE, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 14 – RELATED PARTIES (continued)

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS 30,000 (approximately $9,650), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an option plan. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to the Mr. Balucka providing continued services to the Company. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 193.47%, dividend yields of 0% and an expected life of 5 years. Total value of share based compensation were estimated to an amount of $189. Total share based compensation expenses during the Year ended December 31, 2023 amounted to $21.

D.	In addition, in July 2021, the Board of Directors of the Company approved the issuance of options to purchase 490,000 shares of the Company’s Common Stock to its Vice Chairman, directors and CFO for exercise price of $0.38. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date.

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 193.47%, dividend yields of 0% and an expected life of 3.38 years. Total value of share based compensation were estimated to an amounted of $176. Total share based compensation expenses during the year ended December 31, 2023 amounted to $26.