Form 10-Q
period 2024-03-31
UAS Drone Corp.
filed 2024-05-15
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-55504

UAS Drone Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 HaRimon Street
Mevo Carmel, Israel	3903212
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2024, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects, and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, and results of operations, prospects, and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties, and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed on March 15, 2024) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

ii

Item 1. Financial Statements.

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2024

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2024

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	2,112	2,281
Other current assets	23	41
Total Current assets	2,135	2,322

Operating lease right-of-use asset and lease deposit	104	117

Property and equipment, net	35	40
Total assets	2,274	2,479

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	109	98
Operating lease liability	52	52
Other liabilities	150	161
Total current liabilities	311	311

Related parties loans	316	314

Operating lease liability	33	46

Total liabilities	660	671

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023; issued and outstanding 54,218,813 shares as of March 31, 2024 and December 31, 2023.	5	5
Additional paid-in capital	11,765	11,750
Accumulated deficit	(10,156)	(9,947)
Total stockholders’ Equity	1,614	1,808
Total liabilities and stockholders’ Equity	2,274	2,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2024	2023

Research and development expenses	(38)	-
General and administrative expenses	(192)	(202)
Operating loss	(230)	(202)
Financing income, net	21	23
Net loss	(209)	(179)

Loss per share (basic and diluted)	(0.00)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,486,313	54,486,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	(9,947)	1,808
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share based compensation for services	-	-	15	-	15
Net loss for the period	-	-	-	(209)	(209)
BALANCE AT MARCH 31, 2024	54,218,813	5	11,765	(10,156)	1,614

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Share based compensation for services	-	-	39	-	39
Net loss for the period	-	-	-	(179)	(179)
BALANCE AT MARCH 31, 2023	54,218,813	5	11,476	(9,195)	2,286

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(209)	(179)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5	2
Share based compensation	15	39
Interest on loans from related parties	2	2
Reduction in the carrying amount of right-of-use assets	13	7
Change in operating lease liabilities	(13)	(13)
Decrease (increase) in other current assets	18	(76)
Increase in accounts payable	11	2
Increase (decrease) in other liabilities	(11)	7
Net cash used in operating activities	(169)	(209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(16)
Net cash used in investing activities	-	(16)

Effect of exchange rate changes on cash and cash equivalents	-	(3)

DECREASE IN CASH AND CASH EQUIVALENTS	(169)	(228)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,281	2,849

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,112	2,621
Supplemental disclosure of cash flow information:
Non-cash transactions:
Initial recognition of operating lease right-of-use assets	-	146
Initial recognition of operating lease liability	-	146

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Effective October 22, 2020, Company’s common stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “USDR”.

B.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in Lebanon and Syria. Recently, Iran has directly joined the hostilities against Israel by firing hundreds of drones, ballistic missiles and guided missiles to Israel causing further uncertainty in the region. While currently limited damage was registered in Israel from the Iranian attack, the situation is developing and could lead to additional wars and hostilities in the Middle East. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks.

Certain of our consultants in Israel may be called up for reserve duty. In addition, employees of our service providers located in Israel have been called for service and such persons may be absent for an extended period of time. In the event that hostilities disrupt our ongoing operations, our ability to deliver or provide services in a timely manner to meet our contractual obligations towards customers and vendors could be materially and adversely affected.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for the three-months ended March 31, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

B.	The components of operating lease expense for the period ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Operating lease expense	14	4

C.	Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	15	10
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	-	146

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – LEASES (continue)

D.	Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2024	2023
Operating leases:
Operating leases right-of-use asset	104	117

Current operating lease liabilities	52	52
Non-current operating lease liabilities	33	46
Total operating lease liabilities	85	98

Weighted average remaining lease term (years)	1.84	2.09

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

2024	40
2025	51
Total operating lease payments	91
Less: imputed interest	(6)
Present value of lease liabilities	85

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2023	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2024	2,426,812	0.81
Number of options exercisable at March 31, 2024	2,019,452	0.81

The aggregate intrinsic value of the awards outstanding as of March 31, 2024 is $39. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.086 as of March 31, 2024, less the weighted exercise price.

The stock options outstanding as of March 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2024
0.0001	450,000	1.98	450,000
0.38	1,256,822	3.28	942,617
1.00	99,369	3.25	99,369
2.25	620,621	3.25	527,466
	2,426,812	3.03	2,019,452

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December, 31, 2023
0.0001	450,000	2.23	337,500
0.38	1,256,822	3.53	942,617
1.00	99,369	3.50	99,369
2.25	620,621	3.50	527,466
	2,426,812	3.28	1,906,952

Compensation expense recorded by the Company in respect of its share-based compensation awards for the period ended March 31, 2024 and 2023 was $15 and $39, respectively, and are included in General and Administrative expenses in the Statements of Operations.

UAS DRONE CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2024	2023

General and administrative expenses:
Directors and Officers compensation (*)	97	107

(*) Share base compensation	7	18

Financing:
Financing expense	2	2

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2024	2023

Other accounts liabilities	37	38
Loans	316	314

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are a robotics company developing an advanced robotics system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons. Our advanced robotics system can achieve pinpoint accuracy regardless of the movement of the weapons platform or the target. We also introduced an insulator cleaning drone, which is a drone technology for conducting routine maintenance of critical infrastructure for cleaning electric utility cable insulators.

We were founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”), and until the consummation of the Share Exchange Agreement (as hereinafter defined), we were a developer and manufacturer of commercial unmanned aerial systems, or drones, intending to provide a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

On March 9, 2020, we closed on the Share Exchange Agreement (the “Share Exchange Agreement”), under which Duke Robotics, Inc., a Delaware corporation (“Duke”) became our majority-owned subsidiary (the “Share Exchange”). Such closing date is referred to as the “Effective Time.” As a result of the Share Exchange, the Company adopted the business plan of Duke.

On April 29, 2020, we, Duke, and UAS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), under which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke, with Duke surviving as our wholly-owned subsidiary (the “Short-Form Merger”). Under the Merger Agreement, we intended to acquire the remaining outstanding shares of Duke held by those certain Duke shareholders who did not participate in the Share Exchange. On June 25, 2020, Duke filed a Certificate of Merger with the State of Delaware, and consequently, Duke became our wholly-owned subsidiary and the Short-Form Merger was consummated.

On January 29, 2021, we, through Duke Airborne Systems Ltd. (“Duke Israel”), and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on a UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.”

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under its agreement with the IEC.

Duke has a wholly-owned subsidiary, Duke Israel, which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke after its incorporation. Our mailing address is 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel 2069203, and our telephone number is 011-972-4-8124101. Our website address is https://dukeroboticsys.com/.

Effective as of October 22, 2020, the Company’s common stock began to be quoted on the OTCQB tier Venture Market, under the symbol “USDR”.

Critical Accounting Policies

In connection with the preparation of our financial statements, we were required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Regularly, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and by accounting principles generally accepted in the United States of America. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed on March 15, 2024) concerning our Critical Accounting Policies and Estimates.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Revenues. During the three months ended March 31, 2024 and 2023 we had no revenues.

Research and Development. Our research and development expenses for the three months ended March 31, 2024, amounted to $38,000, compared to $0 for the three months ended March 31, 2023. The increase in research and development expenses was mainly due to the Company continuing with research and development activities in 2024 following the completion of the agreement with IEC towards the end of 2023.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2024, which consisted primarily of professional services, amounted to $192,000, compared to $202,000 for the three months ended March 31, 2023. The decrease in general and administrative expenses for the three months ended March 31, 2024, was mainly due to a decrease in share-based compensation.

Financial Income, net. For the three months ended March 31, 2024, we had financial income of $21,000 compared to financial income of $23,000 for the three months ended March 31, 2023.

Net Loss. We incurred a net loss of $209,000 for the three months ended March 31, 2024, compared to a net loss of $179,000 for the three months ended March 31, 2023, for the reasons set forth above.

Liquidity and Capital Resources

We had $2,112,000 in cash on March 31, 2024, versus $2,621,000 in cash on March 31, 2023. The reason for the decrease in our cash balance was due to the operating expenses describe above. Cash used in operations for the three months ended March 31, 2024, was $169,000 as compared to cash used in operations of $209,000 for the three months ended March 31, 2023. The reason for the decrease in cash used in operations is mainly related to our net loss, which was offset by a decrease in other current assets.

Net cash used in investing activities was $0 for the three months ended March 31, 2024, compared to net cash used in investing activities of $16,000 for the three months ended March 31, 2023.

On May 11, 2021, we entered into securities purchase agreements with eight (8) non-U.S. investors, according to which we, in a private placement offering, agreed to issue and sell to investors an aggregate of: (i) 12,500,000 shares of our common stock at $0.40 per share; and (ii) warrants to purchase 12,500,000 of our common stock. The warrants were exercisable immediately and for a term of 18 months and had an exercise price of $0.40 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the investors pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the investors executed a second extension agreement, such that the term of the warrants was extended so that they now expire on November 11, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On May 12, 2024, the Board of Directors approved an increase of $3,050 per month, in the compensation received by Mr. Erez Nachtomy, from $6,950 per month to $10,000 per month, for his service as a member of the Board of Directors.

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

Date: May 15, 2024	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)