Form 10-Q
period 2024-06-30
UAS Drone Corp.
filed 2024-08-07
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

AS OF JUNE 30, 2024

UAS DRONE CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2024

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	1,766	2,281
Other current assets	62	41
Total Current assets	1,828	2,322
Operating lease right-of-use asset and lease deposit	91	117

Property and equipment, net	31	40
Total assets	1,950	2,479
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	99	98
Operating lease liability	51	52
Other liabilities	113	161
Total current liabilities	263	311
Related parties loans	318	314
Operating lease liability	21	46
Total liabilities	602	671
Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023; issued and outstanding 54,218,813 shares as of June 30, 2024 and December 31, 2023.	5	5
Additional paid-in capital	12,007	11,750
Accumulated deficit	(10,664)	(9,947)
Total stockholders’ Equity	1,348	1,808
Total liabilities and stockholders’ Equity	1,950	2,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2024	2023	2024	2023
Research and development expenses	(117)	-	(78)	-
General and administrative expenses	(406)	(408)	(215)	(206)
Operating loss	(523)	(408)	(293)	(206)
Financing income, net	36	46	15	23
Net loss	(487)	(362)	(278)	(183)

Loss per share (basic and diluted)	(0.01)	(0.01)	(0.01)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,634,198	54,521,506	54,668,813	54,556,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	(9,947)	1,808
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share based compensation for services	-	-	15	-	15
Net loss for the period	-	-	-	(209)	(209)
BALANCE AT MARCH 31, 2024	54,218,813	5	11,765	(10,156)	1,614
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2024:
Share based compensation for services	-	-	12	-	12
Warrants modification (Note 4)	-	-	230	(230)	-
Net loss for the period	-	-	-	(278)	(278)
BALANCE AT JUNE 30, 2024	54,218,813	5	12,007	(10,664)	1,348

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Share based compensation for services	-	-	39	-	39
Net loss for the period	-	-	-	(179)	(179)
BALANCE AT MARCH 31, 2023	54,218,813	5	11,476	(9,195)	2,286
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2023:
Share based compensation for services	-	-	34	-	34
Net loss for the period	-	-	-	(183)	(183)
BALANCE AT JUNE 30, 2023	54,218,813	5	11,510	(9,378)	2,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(487)	(362)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	9	4
Share based compensation	27	73
Interest on loans from related parties	4	4
Reduction in the carrying amount of right-of-use assets	26	20
Change in operating lease liabilities	(26)	(28)
Increase in other current assets	(20)	(166)
Increase (decrease) in accounts payable	1	(8)
Increase (decrease) in other liabilities	(48)	53
Net cash used in operating activities	(514)	(410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(16)
Net cash used in investing activities	-	(16)

Effect of exchange rate changes on cash and cash equivalents	(1)	(4)

DECREASE IN CASH AND CASH EQUIVALENTS	(515)	(430)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,281	2,849

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,766	2,419
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	-	146
Initial recognition of operating lease liability	-	146

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAS DRONE CORP.

(USD in thousands, except share and per share data)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

UAS DRONE CORP.

(USD in thousands, except share and per share data)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

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

As of the date of these financial statements the Company has not experienced any adverse effect on its business activities or those of its subsidiaries as a result of the war. Since the war is not under the control of the Company, and whether the conflict continues or ceases may affect Company’s assessments, the Company continues to closely monitor developments on the matter and is examining the effects on its operations and the value of its assets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for the six and three-months ended June 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

UAS DRONE CORP.

(USD in thousands, except share and per share data)

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

NOTE 3 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

B.	The components of operating lease expense for the period ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
	2024	2023
Operating lease expense	27	14

UAS DRONE CORP.

(USD in thousands, except share and per share data)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

C.	Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	29	23
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	-	146

D.	Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2024	2023
Operating leases:
Operating leases right-of-use asset and lease deposit	91	117

Current operating lease liabilities	51	52
Non-current operating lease liabilities	21	46
Total operating lease liabilities	72	98

Weighted average remaining lease term (years)	1.59	2.09

Weighted average discount rate	8.75%	8.75%

UAS DRONE CORP.

(USD in thousands, except share and per share data)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – LEASES (continue)

E.	Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

2024	26
2025	50
Total operating lease payments	76
Less: imputed interest	(4)
Present value of lease liabilities	72

NOTE 4 – SHAREHOLDERS’ EQUITY

On June 20, 2024, the Company entered into a warrant amendment agreement with certain existing warrant holders (the “Holders”) of certain common stock purchase warrants (the “June 2024 Amendment”), issued by the Company to such Holders in connection with certain securities purchase agreement, dated as of May 11, 2021, by and between the Company and each such Holder. Such warrants were previously amended by certain warrant amendment agreements, dated as of November 5, 2022 and as of November 1, 2023. According to the June 2024 Amendment agreement the Company and Holders agreed to (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price and increase it from $0.40 per share to $0.65 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if such exercise would result in the holder beneficially owning in excess of 19.99% of the number of shares of the Company’s common stock immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant.

The Company accounted for the warrant amendment as a deemed dividend. The fair value of the warrants modifications was estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

The following are the data and assumptions used:

June 20, 2024
Dividend yield	0
Expected volatility (%)	125.58-143.75%
Risk-free interest rate (%)	4.70-5.37%
Expected term of options (years)	0.39-1.98
Exercise price (US dollars)	0.4-0.65
Share price (US dollars)	0.07
Fair value (USD in thousands)	230

UAS DRONE CORP.

(USD in thousands, except share and per share data)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 – SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2024	2,426,812	0.81
Number of options exercisable at June 30, 2024	2,112,607	0.88

The aggregate intrinsic value of the awards outstanding as of June 30, 2024 is $31. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.07 as of June 30, 2024, less the weighted exercise price.

The stock options outstanding as of June 30, 2023, have been separated into exercise prices, as follows:

	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
Exercise price	As of June 30, 2024
0.0001	450,000	1.73	450,000
0.38	1,256,822	3.03	942,617
1.00	99,369	3.00	99,369
2.25	620,621	3.00	620,621
	2,426,812	2.78	2,112,607

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
Exercise price	As of December 31, 2023
0.0001	450,000	2.23	337,500
0.38	1,256,822	3.53	942,617
1.00	99,369	3.5	99,369
2.25	620,621	3.5	527,466
	2,426,812	3.28	1,906,952

Compensation expense recorded by the Company in respect of its share-based compensation awards for the six months ended June 30, 2024 and 2023 were $27 and $73, respectively. Share-based compensation awards for the three months ended June 30, 2024 and 2023 were $12 and $34, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

UAS DRONE CORP.

(USD in thousands, except share and per share data)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
General and administrative expenses:
Directors and Officers compensation (*)	203	201	106	94
(*) Share base compensation	10	31	4	13
Financing:
Financing expense	4	4	2	2

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2024	2023
Other accounts liabilities	38	38
Loans	318	314

NOTE 7 – SUBSEQUENT EVENTS

1.	On August 4, 2024, the Company entered into a First Amendment to Service Agreement with its Chief Executive Officer and Director pursuant to which his monthly fee will increase effective August 1, 2024, from NIS 30,000 (approximately $8,000) to NIS 40,000 (approximately $10,600). In addition, on August 4, 2024, the board of directors of the Company approved an annual bonus to the Chief Executive Officer and Director of NIS 120,000 (approximately $32,000) pursuant to the terms of his existing Services Agreement.

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

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

Revenues. During the three months ended June 30, 2024 and 2023, we had no revenues.

Research and Development. Our research and development expenses for the three months ended June 30, 2024, amounted to $78,000, compared to $0 for the three months ended June 30, 2023. The increase in research and development expenses was mainly due to our continuing with research and development activities in 2024 following the completion of the agreement with the IEC towards the end of 2023.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2024, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $215,000, compared to $206,000 for the three months ended June 30, 2023. The increase in general and administrative expenses for the three months ended June 30, 2024 was mainly due to an increase in professional services and in rent and office expenses partially offset by a decrease in share-based compensation expenses.

Financial Income, net. For the three months ended June 30, 2024, we had financial income of $15,000 compared to financial income of $23,000 for the three months ended June 30, 2023.

Net Loss. We incurred a net loss of $278,000 for the three months ended June 30, 2024 as compared to a net loss of $183,000 for the three months ended June 30, 2023, for the reasons set forth above.

Comparison of the six months ended June 30, 2024 and 2023

Revenues. We did not generate any revenues during the six months ended June 30, 2024 and 2023.

Research and Development. Our research and development expenses for the six months ended June 30, 2024, amounted to $117,000, compared to $0 for the six months ended June 30, 2023. The increase in research and development expenses was mainly due to our continuing with research and development activities in 2024 following the completion of the agreement with IEC towards the end of 2023.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2024, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $406,000, compared to $408,000 for the six months ended June 30, 2023. The decrease in general and administrative expenses for the six months ended June 30, 2024 was mainly due to decrease in share-based compensation expenses partially offset by an increase in professional services and in rent and office expenses.

Financial Income, net. For the six months ended June 30, 2024, we had financial income of $36,000 compared to financial income of $46,000 for the six months ended June 30, 2023.

Net Loss. We incurred a net loss of $487,000 for the six months ended June 30, 2024 as compared to a net loss of $362,000 for the six months ended June 30, 2023, for the reasons set forth above.

Liquidity and Capital Resources

We had $1,766,000 in cash on June 30, 2024 versus $2,419,000 in cash on June 30, 2023. The reason for the decrease in our cash balance was due to our development efforts and operating expenses describe above. Cash used in operations for the six months ended June 30, 2024 was $514,000 as compared to cash used in operations of $410,000 for the six months ended June 30, 2023. The reason for the increase in cash used in operations is mainly related to our net loss, an increase in other current assets and a decrease in other liabilities.

Net cash used in investing activities was $0 for the six months ended June 30, 2024, as compared to net cash used in investing activities of $16,000 for the six months ended June 30, 2023.

On May 11, 2021, we entered into securities purchase agreements with eight (8) non-U.S. investors, (the “Holders”), according to which we, in a private placement offering, agreed to issue and sell to the Holders an aggregate of: (i) 12,500,000 shares of our common stock at $0.40 per share; and (ii) warrants to purchase 12,500,000 of our common stock. The warrants were exercisable immediately and for a term of 18 months and had an exercise price of $0.40 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Holders pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the Holders executed a second extension agreement, such that the term of the warrants was extended so that they now expire on November 11, 2024. On June 20, 2024, we entered into a warrant amendment agreement with the Holders in which the its was agreed to (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price and increase it from $0.40 per share to $0.65 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if such exercise would result in the holder beneficially owning in excess of 19.99% of the number of our common stock immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On August 4, 2024, the Board approved a grant of an annual bonus to our Chief Executive Officer, Mr. Yossef Balucka for services provided to us during 2023 in the amount of NIS120,000 + VAT, pursuant to the terms of his existing consulting agreement. The Board also approved an amendment to Mr. Balucka’s consulting agreement to provide for a monthly consulting fee of NIS40,000 + VAT, effective August 1, 2024.

Item 6. Exhibits.

No.	Description of Exhibit
10.1*	Amendment to Services Agreement between the Company and Mr. Yossef Balucka, dated August 4, 2024.
10.2	Form of Warrant Amendment Agreement, dated June 20, 2024, between UAS Drone Corp. and certain warrant holders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 7, 2024	UAS Drone Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)