Form 10-Q
period 2024-09-30
DUKE Robotics Corp.
filed 2024-11-13
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 000-55504

DUKE Robotics Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 HaRimon Street
Mevo Carmel Science and Industrial Park, Israel	2069203
(Address of Principal Executive Offices)	(Zip Code)

+972-4-8124101
(Registrant’s telephone number, including area code)

UAS Drone Corp.
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

As of November 13, 2024, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Quarterly Report to “Company”, “we,” “us” and “our” are references to DUKE Robotics Corp., a Nevada corporation, together with its consolidated subsidiaries.

DUKE Robotics Corp.

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

ii

Item 1. Financial Statements.

DUKE ROBOTICS CORP.

(FORMERLY UAS DRONE CORP.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2024

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2024

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	1,436	2,281
Restricted cash	30	-
Accrued revenues	72	-
Other current assets	40	41
Total Current assets	1,578	2,322

Operating lease right-of-use asset and lease deposit	78	117

Property and equipment, net	99	40
Total assets	1,755	2,479

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	115	98
Operating lease liability	52	52
Other liabilities	122	161
Total current liabilities	289	311

Related parties loans	320	314

Operating lease liability	8	46

Total liabilities	617	671

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; issued and outstanding 54,218,813 shares as of September 30, 2024 and December 31, 2023.	5	5
Additional paid-in capital	12,008	11,750
Accumulated deficit	(10,875)	(9,947)
Total stockholders’ Equity	1,138	1,808
Total liabilities and stockholders’ Equity	1,755	2,479

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2024	2023	2024	2023

Revenues	72	-	72	-
Cost of revenues	(41)	-	(41)	-
Gross profit	31	-	31	-
Research and development expenses	(137)	-	(20)	-
General and administrative expenses	(636)	(581)	(229)	(173)
Operating loss	(742)	(581)	(218)	(173)
Financing income, net	44	69	7	23
Net loss	(698)	(512)	(211)	(150)

Loss per share (basic and diluted)	(0.01)	(0.01)	(0.00)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,645,820	54,533,236	54,668,813	54,556,313

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid- in capital	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	(9,947)	1,808
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2024:
Share based compensation for services	-	-	15	-	15
Net loss for the period	-	-	-	(209)	(209)
BALANCE AT MARCH 31, 2024	54,218,813	5	11,765	(10,156)	1,614
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2024:
Share based compensation for services	-	-	12	-	12
Warrants modification (Note 5)	-	-	230	(230)	-
Net loss for the period	-	-	-	(278)	(278)
BALANCE AT JUNE 30, 2024	54,218,813	5	12,007	(10,664)	1,348
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2024:
Share based compensation for services	-	-	1	-	1
Net loss for the period	-	-	-	(211)	(211)
BALANCE AT SEPTEMBER 30, 2024	54,218,813	5	12,008	(10,875)	1,138

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid- in capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2023:
Share based compensation for services	-	-	39	-	39
Net loss for the period	-	-	-	(179)	(179)
BALANCE AT MARCH 31, 2023	54,218,813	5	11,476	(9,195)	2,286
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED JUNE 30, 2023:
Share based compensation for services	-	-	34	-	34
Net loss for the period	-	-	-	(183)	(183)
BALANCE AT JUNE 30, 2023	54,218,813	5	11,510	(9,378)	2,137
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED SEPTEMBER 30, 2023:
Share based compensation for services	-	-	19	-	19
Net loss for the period	-	-	-	(150)	(150)
BALANCE AT SEPTEMBER 30, 2023	54,218,813	5	11,529	(9,528)	2,006

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(698)	(512)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	17	8
Share based compensation	28	92
Interest on loans from related parties	6	6
Reduction in the carrying amount of right-of-use assets	39	32
Change in operating lease liabilities	(38)	(42)
Increase in accrued revenues	(72)	-
Decrease (increase) in other current assets	1	(193)
Increase (decrease) in accounts payable	17	(3)
Increase (decrease) in other liabilities	(39)	143
Net cash used in operating activities	(739)	(469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76)	(18)
Net cash used in investing activities	(76)	(18)

Effect of exchange rate changes on cash and cash equivalents	-	(4)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(815)	(491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,281	2,849

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	1,466	2,358
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease right-of-use assets	-	146
Initial recognition of operating lease liability	-	146

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

A.	DUKE Robotics Corp. (formerly UAS Drone Corp.) (the “Company”) was incorporated under the laws of the State of Nevada on February 4, 2015.

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

B.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In addition, Iran recently launched direct attacks on Israel and has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen and various rebel militia groups in Syria and Iraq. While currently limited damage was registered in Israel from the Iranian attacks, the situation is developing and could lead to additional wars and hostilities in the Middle East. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks.

DUKE ROBOTICS CORP.

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

As of the date of these financial statements the Company has not experienced any significant adverse effect on its business activities or those of its subsidiaries as a result of the war. Since the war is not under the control of the Company, and whether the conflict continues or ceases may affect Company’s assessments, the Company continues to closely monitor developments on the matter and is examining the effects on its operations and the value of its assets.

C.

On October 28, 2024, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change the Company’s corporate name from UAS Drone Corp. to DUKE Robotics Corp. effective as of November 4, 2024.

In connection with the Certificate of Amendment, the Company also filed an issuer notification form with the Financial Industry Regulatory Authority (“FINRA”) reflecting its name change and requesting a change in its trading symbol from “USDR” to “DUKR”. Effective as of market open on Monday, November 4, 2024, the name changed to DUKE Robotics Corp. and the transition of its OTCQB ticker symbol from “USDR” to “DUKR” took effect.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for the nine and three-months ended September 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated interim financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

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

Accounting Standards Updates Issued, but Not Adopted

Income Taxes: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods withing fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – EVENTS DURING THE PERIOD

A.

On August 4, 2024, the Company entered into a First Amendment to Service Agreement with its Chief Executive Officer and Director pursuant to which his monthly fee will increase, from NIS 30,000 (approximately $8,000) to NIS 40,000 (approximately $10,600) effective August 1, 2024. In addition, on August 4, 2024, the Company’s board of directors approved an annual bonus of NIS 120,000 (approximately $32,000) for the Chief Executive Officer and Director pursuant to the terms of his existing Services Agreement.

B.	In August 2024, the Company, through Duke Israel, entered into an agreement with the Israel Electric Corporation (IEC) to provide high-voltage insulator washing services using the innovative Insulator Cleaning (“IC”) Drone system. This agreement follows the successful pilot program conducted with the IEC.

Under the terms of the agreement, the IEC will receive washing services for its high-voltage electric insulators using the IC Drone system and Duke Israel. will receive compensation in New Israeli Shekels (NIS) in an amount totaling in the low seven figures (in NIS) during the period that services are provided. The company accounts for the contract as a single performance obligation and recognizes revenue once it has a right to issue an invoice for the services provided. Additionally, as part of the agreement, the IEC has committed to a minimum guaranteed paid utilization of the service, amounting to approximately half of the total contract value described above, within the first year of the agreement. This contract accounted for all of the revenues recognized during the period.

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments.

B.	The components of operating lease expense for the period ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
	2024	2023

Operating lease expense	41	27

C.	Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	44	36
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	-	146

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 – LEASES (continue)

D.	Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2024	2023

Operating leases:
Operating leases right-of-use asset and lease deposit	78	117

Current operating lease liabilities	52	52
Non-current operating lease liabilities	8	46
Total operating lease liabilities	60	98

Weighted average remaining lease term (years)	1.34	2.09

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

2024	13
2025	51
Total operating lease payments	64
Less: imputed interest	(4)
Present value of lease liabilities	60

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 – SHAREHOLDERS’ EQUITY

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

The following are the data and assumptions used:

June 20, 2024
Dividend yield	0
Expected volatility (%)	125.58-143.75%
Risk-free interest rate (%)	4.70-5.37%
Expected term of options (years)	0.39-1.98
Exercise price (US dollars)	-0.40.65
Share price (US dollars)	0.07
Fair value (USD in thousands)	230

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 6 – SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2024	2,426,812	0.81
Number of options exercisable at September 30, 2024	2,426,812	0.81

The aggregate intrinsic value of the awards outstanding as of September 30, 2024 is $28. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.06 as of September 30, 2024, less the weighted exercise price.

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of September 30, 2024
0.0001	450,000	1.48	450,000
0.38	1,256,822	2.78	1,256,822
1.00	99,369	2.75	99,369
2.25	620,621	2.75	620,621
	2,426,812	2.53	2,426,812

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life –years	Stock options vested
	As of December 31, 2023
0.0001	450,000	2.23	337,500
0.38	1,256,822	3.53	942,617
1.00	99,369	3.5	99,369
2.25	620,621	3.5	527,466
	2,426,812	3.28	1,906,952

Compensation expense recorded by the Company in respect of its share-based compensation awards for the nine months ended September 30, 2024 and 2023 were $28 and $92, respectively. Share-based compensation awards for the three months ended September 30, 2024 and 2023 were $1 and $19 respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023

General and administrative expenses:
Directors and Officers compensation (1)	339	289	136	88

(1) Share base compensation	11	40	(*)-	8

Financing:
Financing expense	6	6	2	2

(*)	Less than 1 thousand.

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2024	2023

Other accounts liabilities	42	38
Loans	320	314

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On March 9, 2020, we closed on the Share Exchange Agreement (the “Share Exchange Agreement”), under which Duke Robotics, Inc., a Delaware corporation (“Duke Inc.”)  became our majority-owned subsidiary (the “Share Exchange”). Such closing date is referred to as the “Effective Time.” As a result of the Share Exchange, the Company adopted the business plan of Duke Inc.

On April 29, 2020, we, Duke Inc., and UAS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“UAS Sub”), executed an Agreement and Plan of Merger (the “Merger Agreement”), under which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke Inc., with Duke Inc. surviving as our wholly-owned subsidiary (the “Short-Form Merger”). Under the Merger Agreement, we intended to acquire the remaining outstanding shares of Duke Inc. held by those certain Duke Inc. shareholders who did not participate in the Share Exchange. On June 25, 2020, Duke Inc. filed a Certificate of Merger with the State of Delaware, and consequently, Duke Inc. became our wholly-owned subsidiary and the Short-Form Merger was consummated.

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

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC. This was followed in August 2024, by a new agreement with the IEC to utilize our innovative IC Drone system for cleaning electric utility cable insulators.

Duke Inc. has a wholly-owned subsidiary, Duke Israel, which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke Inc. after its incorporation. Our mailing address is 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel 2069203, and our telephone number is 011-972-4-8124101. Our website address is https://dukeroboticsys.com/.

Effective as of October 22, 2020, our common stock began to be quoted on the OTCQB tier Venture Market, under the symbol “USDR”.

On October 28, 2024, we filed a certificate of amendment (the “Certificate of Amendment”) to our Articles of Incorporation with the Nevada Secretary of State to change the Company’s corporate name from UAS Drone Corp. to DUKE Robotics Corp. effective as of November 4, 2024.

In connection with the Certificate of Amendment, we also filed an issuer notification form with the Financial Industry Regulatory Authority (“FINRA”) reflecting our name change and requesting a change in its trading symbol from “USDR” to “DUKR”. Effective as of market open on Monday, November 4, 2024, the name changed to DUKE Robotics Corp. and the transition of its OTCQB ticker symbol from “USDR” to “DUKR” took effect.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

Revenues. Our revenue for the three months ended September 30, 2024, totaled $72,000, compared to no revenue during the three months period ended September 30, 2023. The increase in revenues is attributable to the launch of our commercial IC Drone for purposes of power grid insulator cleaning activities with the IEC, which commenced in the third quarter of 2024.

Cost of revenues. Our cost of revenues for the three months ended September 30, 2024, totaled $41,000, compared to no cost of revenue during the three months period ended September 30, 2023. The increase is attributable to the launch of our commercial IC Drone power grid insulator cleaning activity with the IEC, which commenced in the third quarter of 2024.

Research and Development. Our research and development expenses for the three months ended September 30, 2024, amounted to $20,000, compared to $0 for the three months ended September 30, 2023. The increase in research and development expenses was mainly due to our continuous research and development efforts in 2024 following the completion of the agreement with the IEC towards the end of 2023.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2024, which consisted primarily of professional services and legal expenses, amounted to $229,000, compared to $173,000, for the three months ended September 30, 2023. The increase in general and administrative expenses for the three months ended September 30, 2024, was mainly due to an increase in professional services partially offset by a decrease in share-based compensation expenses.

Financial Income, net. For the three months ended September 30, 2024, we had financial income of $7,000 compared to financial income of $23,000 for the three months ended September 30, 2023. The reason for the decrease in financial income for the three months ended September 30, 2024, was mainly due to decrease in income from interest on our bank deposits.

Net Loss. We incurred a net loss of $211,000 for the three months ended September 30, 2024, as compared to $150,000 for the three months ended September 30, 2023, for the reasons set forth above.

Comparison of the nine months ended September 30, 2024 and 2023

Revenues. Our revenue for the nine months ended September 30, 2024 totaled $72,000, compared to no revenue during the nine months period ended September 30, 2023. The increase in revenues is attributable to the launch of our commercial IC Drone for purposes of power grid insulator cleaning activities with the IEC, which commenced in the third quarter of 2024.

Cost of revenues. Our cost of revenues for the nine months ended September 30, 2024, totaled to $41,000, compared to no cost of revenue during the nine months period ended September 30, 2023. The increase is attributable to the launch of our commercial IC Drone power grid insulator cleaning activity with the IEC, which commenced in the third quarter of 2024.

Research and Development. Our research and development expenses for the nine months ended September 30, 2024, amounted to $137,000, compared to $0 for the nine months ended September 30, 2023. The increase in research and development expenses was mainly due to our continuous research and development efforts in 2024 following the completion of the agreement with the IEC towards the end of 2023.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2024, which consisted primarily of professional services and legal expenses, amounted to $636,000, compared to $581,000 for the nine months ended September 30, 2023. The increase in general and administrative expenses for the nine months ended September 30, 2024, was mainly due to an increase in professional services and in rent and office expenses partially offset by a decrease in share-based compensation expenses.

Financial Income, net. For the nine months ended September 30, 2024, we had financial income of $44,000 compared to financial income of $69,000 for the nine months ended September 30, 2023. The reason for the decrease in financial income for the nine months ended September 30, 2024, was mainly due to decrease in revenues from interest on our bank deposits.

Net Loss. We incurred a net loss of $698,000 for the nine months ended September 30, 2024, as compared to a net loss of $512,000 for the nine months ended September 30, 2023, for the reasons set forth above.

Liquidity and Capital Resources

We had $1,436,000 in cash on September 30, 2024, versus $2,358,000 in cash on September 30, 2023. The reason for the decrease in our cash balance was due to our development efforts and operating expenses described above. Cash used in operations for the nine months ended September 30, 2024, was $739,000 as compared to cash used in operations of $469,000 for the nine months ended September 30, 2023. The reason for the increase in cash used in operations is related to an increase in our net loss and a decrease in other liabilities.

Net cash used in investing activities was $76,000 for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $18,000 for the nine months ended September 30, 2023. The increase is mainly attributable to purchase of property and equipment related to our commercial IC Drone for purposes of power grid insulator cleaning activities with the IEC.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 29, 2024).
3.2*	Composite Copy of the Company’s Articles of Incorporation as amended on November 4, 2024.
3.3*	Composite Copy (marked) of the Company’s Articles of Incorporation as amended on November 4, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2024	DUKE Robotics Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)