Form 10-K
period 2024-12-31
DUKE Robotics Corp.
filed 2025-03-20
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $1,598,701.

As of March 18, 2025, there were 54,218,813 shares of common stock, par value $0.0001, (the “Common Stock”), of the registrant issued and outstanding.

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

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Annual Report to “DUKE,” “we,” “us” and “our” are references to DUKE Robotics Corp. (formerly known as UAS Drone Corp.) a Nevada corporation, together with its consolidated subsidiaries.

ii

PART I

Item 1. Business.

Corporate Overview

We are a robotics company developing advanced robotics and drone-based systems. Our advanced robotic system enables remote, real-time, pinpoint accurate firing of small arms and light weapons that can achieve pinpoint accuracy regardless of the movement of the weapons platform or the target. We also introduced an insulator cleaning drone, which is a drone technology for conducting routine maintenance of critical infrastructure for cleaning electric utility cable insulators.

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

In connection with the Certificate of Amendment, we also filed an issuer notification form with the Financial Industry Regulatory Authority (“FINRA”) reflecting our name change and requesting a change in our trading symbol from “USDR” to “DUKR”. Effective as of market open on Monday, November 4, 2024, the name changed to DUKE Robotics Corp. and the transition of our OTCQB ticker symbol from “USDR” to “DUKR” took effect.

On February 18, 2025, we announced that we established Duke Robotics Hellas M I.K.E (“Duke Greece”), a wholly owned subsidiary, formed under the laws of Greece.

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

Although the first product has been designed to be used by an Unmanned Aerial System (a “UAS”), the robotic solutions are also adaptable to other military vehicles, boats and stationary environments, as well as civilian purposes, such as our IC Drone solution. We believe that the system is to small arms and light weapons (e.g., weapons weighing less than 9 kilograms, or kg, or approximately 19.9 pounds) as drones are to air-to-ground missiles.

 Prior to marketing our systems to potential defense and military customers, for security reasons, we are required to obtain various governmental approvals for each sale.

On January 29, 2021, we, through Duke Israel, and Elbit, entered into the Collaboration Agreement for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.” Following the Collaboration Agreement, we have expanded our technology beyond military applications and continue to explore additional uses for our technology and know-how.

Our commercialization efforts in the civilian market are primarily focused in Europe, with secondary efforts focused on other global markets, including the United States.

On May 11, 2021, we entered into securities purchase agreements with eight non-U.S. investors (the “Investors”) in a private placement offering in which we agreed to issue and sell an aggregate of: (i) 12,500,000 shares of Common Stock at a price of $0.40 per share; and (ii) warrants to purchase 12,500,000 Common Stock. The warrants were exercisable immediately and for a term of 18 months and had an exercise price of $0.40 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the Investors executed a second extension agreement, such that the term of the warrants was to expire on November 11, 2024.

On June 20, 2024, we entered into a Warrant Amendment Agreement (the “Warrant Amendment Agreement”) with the Investors to amend the terms of the warrants issued in connection with the May 11, 2021 securities purchase agreements. Under the Warrant Amendment Agreement, we and the Investors agreed to: (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price, increasing it from $0.40 per share to $0.65 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if the exercise would result in the holder beneficially owning more than 19.99% of our Common Stock immediately following the exercise.

On May 27, 2021, our board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units (“RSUs”). In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted. On March 18, 2025, our board of directors approved an increase in the amount of shares of Common Stock available under the 2021 Plan from 4,800,000 to 9,000,000.

On June 15, 2021, we announced that Duke Israel received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system.

On August 15, 2022, we announced that Duke Israel, introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed a collaboration and development agreement with the IEC, a 99% government-owned company, to provide drone-enabled systems for cleaning electric utility cable insulators. In October 2023, we successfully fulfilled our obligations under this agreement, demonstrating the efficiency and safety of its IC Drone in real-world conditions.

On July 8, 2024, we announced that we are advancing our commercial activity, following the successful completion of the pilot program for our IC Drone with the IEC, and that we are working to expand our services globally and plan to offer insulation maintenance and washing services to electrical companies worldwide, either independently or in collaboration with strategic partners.

On November 11, 2024, following our commercial agreement with IEC from August 2024, we announced the commercial launch of our innovative IC Drone, a first-of-its-kind system for washing high-voltage electric insulators and the transition to active service of our IC Drone technology. . The IC Drone’s advanced technology provides utility companies with a safer, more efficient, and environmentally sustainable solution for maintaining high-voltage electric infrastructure than the currently available methods. This drone-enabled system replaces traditional methods that rely on large, resource-intensive tanker trucks or helicopters, achieving significant water savings and operational cost reductions per insulator or electric pole.

Key Features and Benefits of the IC Drone:

-	Enhanced Safety and Precision: Enables high-voltage insulator cleaning with minimal personnel risk and greater precision compared to traditional methods.

-	Environmental Sustainability: Reduces water usage significantly, supporting sustainability initiatives within utility maintenance.

-	Cost-Effective Operations: Cuts operational costs by tens of percent per insulator and simplifies access to remote or difficult-to-reach infrastructure.

On November 25, 2024, we announced initial revenue generation from our August 2024 agreement with the IEC for high-voltage insulator washing services using our innovative IC Drone. The August 2024 agreement with IEC represents a significant milestone, transitioning us from the development stage to active service and revenue generation within the civilian sector. The agreement establishes us as a provider of advanced aerial cleaning solutions designed to enhance the safety, efficiency, and sustainability of utility maintenance operations. The IEC has committed to a minimum utilization of services, with a guaranteed payment in the low seven figures (in NIS) within the first year of the agreement. With the IC Drone now fully operational, we aim to expand our offering to other utility providers globally, leveraging the proven success of the IC Drone with IEC.

On February 18, 2025, we announced that we established Duke Greece, our wholly owned subsidiary, to support the ongoing global commercialization efforts of our IC Drone. This initiative follows our initial revenue generation from the IC Drone technology through a service agreement with the IEC. Duke Greece will serve as a platform for promoting and deploying our innovative IC Drone technology, as well as other potential applications of the Company’s technologies and capabilities, in the Greek market, which provides utility companies with a safer, more efficient, and environmentally sustainable solution for maintaining high-voltage electric infrastructure as well as potential other applications of our technologies and capabilities.

Market Opportunity

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

Defense and military market

The United States and other countries around the world have significantly increased their use of UASs for intelligence gathering, surveillance and tactical applications, such as delivery of heavy ordnance bombs and missiles. The use of UASs to fire small arms and light weapons from the air are becoming a viable option as demonstrated by recent conflicts in the Ukraine and the near Middle East. Our technology thus addresses a crucial need of modern warfare to bring a wide range of weapons other than bombs and missiles to bear on remote hostile targets without risk to the military personnel deploying the weapons, while at the same time minimizing collateral damage. In addition, the rapid evolution of small, unmanned air systems (“sUAS”) technologies, along with their size and low cost, enables novel concepts of employment that present challenges to current defense systems, creating new asymmetric threats for warfighters. Our system also addresses the crucial need for counter sUAS solutions and offers a kinetic interception, or “drone kill drone,” capability for defeating enemy sUAS.

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

Our aim is to expand our IC Drone service offerings to additional utility providers worldwide while continuing to develop new solutions to address evolving industry needs.

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

Assembly and Testing

While we maintain the ability to assemble our robots, IC Drone system for cleaning electric utility insulators and UAS Octocopter at our facility in Israel, we currently outsource the assembly and production to third-party manufacturers, from which we also purchase supplies and custom-made machined parts required for the production of our IC Drone system for cleaning electric utility insulators. We currently source our parts and materials from approximately twenty (20) suppliers located primarily in the United States, Europe, Israel and China. We are not, however, dependent on any single manufacturer. In addition, while the components we purchase are built according to our specific designs and requests, we believe the components and materials we purchase are common in nature and can easily be obtained from alternative suppliers, if necessary. Components are tested and approved against the expected points of failure during extended and aggressive operations. For example, we test items such as the load carrying capacity of our products as well as various software components and compliance with live power line rigid standards. After the lab testing phase, the IC Drone system for cleaning electric utility insulators and UASs undergoes a series of field tests which examine the operation of each function. The IC Drone system for cleaning electric utility insulators is mounted on and integrated with third parties commercially available suitable drones. Results are combined with multi-phased airborne testing.

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

Market Strategy

Civilian Market

We are currently focused on expending the commercialization of the IC Drone, a first-of-its-kind robotic, drone-enabled system for cleaning electric utility insulators, in the civilian market. The unique system, based on our advanced intellectual property and know-how, integrates algorithms, autonomous systems, and robotic technologies used in mission-critical applications.

On August 15, 2022, we signed an agreement with the IEC to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we successfully completed our obligations under our agreement with the IEC by proving the efficiency and safety that comes by using our IC Drone. Following that successful pilot, in August 2024, we, through Duke Israel, entered into another agreement with the IEC to provide high-voltage insulator washing services using IC Drone system.

On February 18, 2025, we announced that we established Duke Greece, which is focused on expanding our innovative IC Drone technology in Greece. Our IC Drone technology provides utility companies with a safer, more efficient, and environmentally sustainable solution for maintaining high-voltage electric infrastructure as well as potential other applications of our technologies and capabilities. The IC Drone’s proven success with the IEC demonstrates its significant market potential for broader deployment across additional regions and sectors.

We are currently in the initial phases of our global expansion strategy and remain focused on leveraging our proprietary technologies to unlock new growth opportunities in the civilian sector. We aim to expand our IC Drone service offerings to additional utility providers worldwide while continuing to develop new solutions to address evolving industry needs.

Defense and Military Market

We expect that our growth in the defense and military market, through our Collaboration Agreement with Elbit, will initially derive from sales of robotic technology mounted on UAS Octocopter platform, and later from sales of our robot mounted on other platforms, such as light all-terrain vehicles and sea-mounted on boats.

●	Focus on sales in the United States. We believe that the United States military will be a lead and reference customer. The United States alone presents a significant and diverse market opportunity - special operation forces units, various counter-terrorism (federal, state and city) units, regular local police forces (the use of less-lethal weapons), U.S. Army, National Guard, U.S. Navy, Coast Guard and the Border Police.

●	Sales to the North Atlantic Treaty Organization (NATO) Countries. We believe adoption of such products in the United States will open the markets in countries that are U.S. allies such as the NATO countries.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property, and to operate without infringing or violating the proprietary rights of others. We rely on a combination of patents, trade secrets, know-how, and other contractual rights (including confidentiality and invention assignment agreements) to protect our intellectual property rights. We also restrict access to our sensitive intellectual property information to our most senior management.

To protect certain key technologies, we have submitted a U.S. patent Application for stabilization system patents, which is pending. We do not know whether any of our current or future patent applications will result in the issuance of any patents.

Sales and Marketing

Civilian Sector

Marketing and sales efforts are currently concentrated on the IC Drone as well as other potential applications of the Company’s technologies and capabilities, using company employees, service providers, agent and related electric infrastructure companies. The current marketing efforts increased significantly following the official launch of the latest version of the IC Drone in November 2024 and the establishment of our wholly owned subsidiary Duke Greece in February 2025.

Defense and Military Market

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

Marketing and sales efforts related to TIKAD were originally anticipated to be led by Elbit due to our Collaboration Agreement with Elbit, and we are aware that Elbit is marketing drone-mounted remote weapon systems, including a system in the name of “Bird of Prey”. We requested reports from Elbit regarding sales and royalties related to drone-mounted remote weapon systems, as outlined in the Collaboration Agreement and it is in discussion with Elbit.

Competition

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

Israeli Export Regulations. Israel’s defense export policy regulates the sale of a number of our systems and products. Current Israeli policy encourages exports to approved customers of defense systems and products such as ours, as long as the export is consistent with Israeli government policy. Subject to certain exemptions, a license is required to initiate marketing activities. We also must receive a specific export license for defense related hardware, software and technology exported from Israel. Israeli law also regulates export of “dual use” items (items that are typically sold in the commercial market but that also may be used in the defense market). We have filed marketing applications with the IMOD and have already received marketing approvals for about fifty (50) countries including the U.S. It is expected that in the mid-term more than seventy-five percent (75%) of our revenue will be derived from exports subject to Israeli export regulations.

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

“Buy American” Laws. The U.S. “Buy American” laws impose price differentials or prohibitions on procurement of products purchased under U.S. government programs. The price differentials or prohibitions apply to products that are not made in the United States or that do not contain U.S. components making up at least fifty percent (50%) of the total cost of all components in the product. However, a Memorandum of Agreement between the United States and Israeli governments waives the “Buy American” laws for specified products, including most of the products we may sell in the United States.

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

Civil Aviation Regulations. Several of our products for commercial aviation applications are subject to flight safety and airworthiness standards of the U.S. Federal Aviation Administration and similar civil aviation authorities in Israel, Greece, the EU, and other countries.

Environmental, Health and Safety Regulations. We are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we have operations. This includes regulations relating to air, water and ground contamination, hazardous waste disposal and other areas with a potential environmental or safety impact.

Employees

We currently have one full-time employee, our Chief Executive Officer. Additionally, we engage two (2) executive officers: our Chief Technology Officer (“CTO”) and our Chief Financial Officer. We engage freelance contractors and consultants in order to limit our operating expenses and therefore allowing us to scale as necessary. We maintain long-term relationships with these freelance contractors and consultants.

Some of our consulting agreements include undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and confidentiality. The enforceability of such provisions is limited for some employees by Israeli law.

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

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. Our operating subsidiary in Israel was formed in March 2014. To date, we have generated limited revenues and have not yet begun meaningful commercialization efforts with respect to our products. We intend in the long-term to derive substantial revenues from the sales of the IC Drone, as well as future models of other robots and our UAS platforms for both military and civilian use, but there can be no assurance that we will be able to do so.

In addition, our relatively new IC Drone product offering to the civilian market may pose risks due to the evolving nature of our business model, which requires expertise that is still being developed internally and could introduce operational challenges. There can be no assurance that we will be able to successfully implement and manage this new business model. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate the shift in our business model into our existing operations and any inability to do so may also hinder our ability to grow, divert the attention of management and our key personnel, disrupt our business and impair our financial results.

We may not be able to obtain adequate financing to continue our operations.

We expect that we will need to raise additional funds to continue the design, manufacture, sale and servicing of the IC Drone and our stabilized robotic technology as well as develop future robot products and other platforms for the implementation of our robot. We believe that we will need to raise additional capital in the future to fund our research and development and commercialization efforts. If we seek to raise additional capital, we may do so through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions or other persons. This capital will be necessary to fund ongoing operations, continue research, development and design efforts, establish a sales infrastructure and make the investments in tooling and equipment required to develop and manufacture our products. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our revenues will depend heavily on government contracts

We expect to derive most of our immediate future revenues from the civilian sector directly or indirectly from governmental and quasi-governmental customers in the energy utility sector. Technology products from foreign countries have an inherent disadvantage against domestic offerings. The funding of government programs could be reduced or eliminated due to numerous factors, including geo-political events and macro-economic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 20, 2025, we had one full-time employee, our Chief Executive Officer, and engage two (2) executive officers, our CTO and our Chief Financial Officer (“CFO”). During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We were granted a patent with the United States Office Patent and Trademark Office to protect certain of our key technologies, however, we cannot assure you that we will be able to control all of the rights for all of our intellectual property. We do not know whether any of our future patent applications, if any, will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to compounds or processes used by or competitive with ours. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or may even be superior to ours.

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

Following the Share Exchange, our current executive officer and directors hold approximately 22.20% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding common shares, as of the Effective Time, including one such shareholder who beneficially owns approximately 34.37% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who beneficially owns more than 5% of our outstanding common shares. Although none of these non-affiliated stockholders currently have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining their vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “DUKR.” The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

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

The sales practice requirements of FINRA may also limit a stockholder’s ability to buy and sell our stock.

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

Risks Related to Israeli Law and Our Operations in Israel

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent attacks by Hamas and other terrorist organizations and Israel’s war against them.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Since the commencement of these events, there had been additional active hostilities against Israel, including Hezbollah in Lebanon, the Houthis terrorist group which controls parts of Yemen, and Iran. In October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a 60-day cease fire agreed to between Israel and Lebanon on November 27, 2024. On January 27, 2025, the ceasefire between Israel and Lebanon was extended to February 18, 2025. On January 19, 2025, a temporary ceasefire between Israel and Hamas went into effect, the result of which is uncertain. While ceasefire agreements have been reached, there is no guarantee that the parties will continue to comply with the terms of the agreements and, accordingly, it is possible that these hostilities will resume with little to no warning and that additional terrorist organizations and, possibly, countries will actively join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

The economic implications of the political situation in Israel on the Company’s business and operations and on Israel’s economy in general are difficult to predict and may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct some of its operations. Additionally, any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. As of March 20, 2025, none of our employees and regular consultants in Israel have been called from time to time for reserve service but may be called, for service in the current or future wars or other armed conflicts in connection with the multi-front war that Israel is facing, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business. Moreover, we cannot predict how this war will ultimately affect Israel’s economy in general, which may involve additional downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A2 to Baa1, maintaining its outlook rating “negative”). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company. In addition, in January 2024 the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel in December 2023, making allegations of genocide amid and in connection with the war in Gaza, and ordered Israel, among other things, to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision. The foregoing efforts by countries, activists and organizations, particularly if they become more widespread, as well as the ICJ rulings and future rulings and orders of other tribunals against Israel (if handed), may materially and adversely impact our ability to sell our products outside of Israel.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the multi-front war Israel is facing, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

General Risk Factors

We operate in a competitive industry.

Our industry is characterized by rapid and innovative technological change. If we are unable to improve existing systems and products and develop new systems and technologies in order to meet evolving customer demands, our business could be adversely affected. In addition, our competitors could introduce new products with innovative capabilities, which could adversely affect our business. We compete with many large and mid-tier defense companies on the basis of system performance, cost, overall value, delivery and reputation. Many of these competitors are larger and have greater resources than us, and therefore may be better positioned to take advantage of economies of scale and develop new technologies.

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

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to interrupt our operations, it could result in a material disruption of our product development programs. Our systems have been, and are expected to continue to be, the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot assure that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data. See Item 1C. “Cybersecurity” for more information.

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

Cybersecurity Governance

Our board of directors considers cybersecurity risks as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management efforts.

Management updates our board of directors, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our Chief Executive Officer (“CEO”) and CFO are responsible for assessing and managing our material risks from cybersecurity threats, our overall cybersecurity risk management efforts, and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants.

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

Item 2. Properties.

Our principal executive office is currently located at 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel. In April 2022, Duke Israel entered into a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The April 2022 property became available for the Company’s use in February 2023. In addition, pursuant to an agreement entered into by Duke, we have the right to use office space and receive other administrative services at a location in the State of Florida, and pursuant to an agreement entered into by Duke Greece, it has the right to use office space and receive other administrative services at a location in Athens, Greece.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “DUKR.” As of March 18, 2025, there were 154 holders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

On March 18, 2025, our board of directors approved to increase the amount of shares of Common Stock available under the 2021 Plan from 4,800,000 to 9,000,000.

On March 18, 2025, our board of directors approved the following grants pursuant to our 2021 Plan:

(i) 1,000,000 options to purchase shares of Common Stock to Mr. Yossef Balucka, CEO, at an exercise price of $0.21 per share, and vest in three equal installment of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(ii) 500,000 options to our Common Stock to Mr. Vadim Maor, CTO, at an exercise price of $0.21 per share. The options have the following vesting schedule: 33% of the options will vest after 12 months and the remaining portion will vest in eight equal installments over eight quarters. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(iii) 120,000 options to purchase shares of Common Stock to Ms. Keren Gousman Golan, director. The options were granted at an exercise price of $0.21 per share and vest in three equal installment of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(iv) 400,000 options to purchase shares of Common Stock to Mrs. Alexandra Papaconstantinou, Managing Director of Duke Greece. The options were granted at an exercise price of $0.21 per share and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(v) 50,000 options to purchase shares of Common Stock to Mr. Shlomo Zakai, CFO, at an exercise price of $0.21 per share, and vest in three equal installment of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2024 and December 31, 2023 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

On January 29, 2021, we, through Duke Israel, and Elbit, entered into the Collaboration Agreement for the global marketing and sales, and the production and further development of our developed advanced robotic system mounted on an UAS, armed with lightweight firearms, which we market under the commercial name “TIKAD.” While the agreement was intended to facilitate commercialization and we are aware that Elbit is marketing drone-mounted remote weapon systems, including a system in the name of “Bird of Prey”. We requested reports from Elbit regarding sales and royalties related to drone-mounted remote weapon systems, as outlined in the Collaboration Agreement and it is in discussion with Elbit.

On August 15, 2022, Duke Israel introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure and has signed an agreement with IEC to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we successfully completed our obligations under its agreement with the IEC. Following that successful pilot, in August 2024, we, through Duke Israel, entered into an agreement with the IEC to provide high-voltage insulator washing services using IC Drone system.

On October 28, 2024, a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change the Company’s corporate name from UAS Drone Corp. to DUKE Robotics Corp. effective as of November 4, 2024.

In connection with the Certificate of Amendment, we also filed an issuer notification form with FINRA reflecting our name change and requesting a change in its trading symbol from “USDR” to “DUKR”. Effective as of market open on Monday, November 4, 2024, the name changed to DUKE Robotics Corp. and the transition of its OTCQB ticker symbol from “USDR” to “DUKR” took effect.

On February 18, 2025, we announced that we established Duke Greece, a wholly owned subsidiary which is focused on expanding our innovative IC Drone technology in Greece. Our innovative IC Drone technology provides utility companies with a safer, more efficient, and environmentally sustainable solution for maintaining high-voltage electric infrastructure as well as potential other applications of our technologies and capabilities. The subsidiary is expected to facilitate market expansion, strategic partnerships, and additional revenue streams in Greece. While we anticipate initial setup and operational costs, we believe this investment will drive long-term growth.

Operating Results

The selected historical financial information presented below is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024 and Duke’s audited consolidated financial statements for the year ended December 31, 2023. The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this annual report.

	Year ended
	December 31
	USD in thousands
	2024	2023

Revenues	108	300
Cost of revenues	(71)	(273)
Gross profit	37	27

Research and development expenses	(157)	(3)
General and administrative expenses	(905)	(826)
Operating loss	(1,025)	(802)
Financial income, net	40	76
Net loss	(985)	(726)

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Revenues. We had $108,000 in revenues for the year ended December 31, 2024. During the year ended December 31, 2023, we had $300,000 in revenues. The revenues for the year ended December 31, 2023 were derived from our earlier August 2022 collaboration and development agreement with IEC to provide drone-enabled systems for high-voltage insulator washing, which we successfully completed during October 2023. The revenues for the year ended December 31, 2024, were derived from our August 2024 commercial agreement for high-voltage insulator washing services with the IEC. These services to IEC are seasonal in their nature (spring to fall seasons) and revenues derived from the 2024 agreement commenced during the mid-season, in August 2024.

Cost of revenues. During the year ended December 31, 2024, we had $71,000 in cost of revenues expenses, compared to $273,000 for the year ended December 31, 2023. The cost of revenues in 2024 mainly consists of professional services associated with our agreements with the IEC as detailed above. The cost of revenues for the year ended December 31, 2023 were derived from our earlier August 2022 collaboration and development agreement with IEC to provide drone-enabled systems for high-voltage insulator washing, which we successfully completed during October 2023. The cost of revenues for the year ended December 31, 2024, were derived from our August 2024 commercial agreement for high-voltage insulator washing services with the IEC commenced during in August 2024.

Research and Development. During the year ended December 31, 2024, we had $157,000 in research and development expenses, compared to $3,000 in research and development expenses for the year ended December 31, 2023. The increase in our research and development are mainly due to professional services and other field tests associated with our continued development of additional capabilities of our IC Drone system.

General and Administrative Expenses. For the year ended December 31, 2024, our general and administrative expenses amounted to $905,000, of which $685,000 were related to professional services, such as accounting, auditing, insurance costs, consulting and legal services, and $28,000 were related to stock-based compensation expenses, and were $826,000 for the year ended December 31, 2023, of which $575,000 were related to professional services and $108,000 related to stock-based compensation expenses. This increase in general and administrative expenses for the year ended December 31, 2024, was mainly due to an increase in professional services partially offset by a decrease in stock-based compensation expenses.

Financial Income, net. For the year ended December 31, 2024, our financial income amounted to $40,000 as compared to $76,000 for the year ended December 31, 2023. The reason for the decrease in financial income for the year ended December 31, 2024, was mainly due to the decrease in our available cash which resulted in a decrease in interest income on our bank deposits.

Net Loss. For the year ended December 31, 2024 and 2023, we recorded a net loss of $985,000 and $726,000, respectively, which represented an increase compared to the year ended December 31, 2024, of $259,000.

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

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development and have incurred accumulated losses of $11,162,000.

During the year ended December 31, 2024, our loss of $985,000 included non-cash stock-based compensation of $28,000. As of December 31, 2024, we had a working capital of $1,010,000 as compared to a working capital of $2,011,000 as of December 31, 2023.

As of December 31, 2024, we had a cash balance of $1,256,000 compared to a cash balance of $2,281,000 as of December 31, 2023. The reason for the decrease in our cash balance was mainly due to the operating expenses describe above.

Cash used in operations for the year ended December 31, 2024, was $918,000 as compared to cash used in operations of $548,000 for the year ended December 31, 2023. The reason for the increase in cash used in operations is mainly related to the increase in our operating expenses.

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

As of December 31, 2024, and December 31, 2023, the outstanding balances of such stockholders’ loans were $322,000 and $314,000, respectively.

On May 11, 2021, we entered into securities purchase agreements with eight (8) non-U.S. Investors, pursuant to which we, in a private placement offering, agreed to issue and sell to investors an aggregate of: (i) 12,500,000 shares of our Common Stock at a price of $0.40 per share; and (ii) warrants to purchase 12,500,000 of our Common Stock. The warrants were exercisable immediately and for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the Investors executed a second extension agreement, such that the term of the warrants was extended to expire on November 11, 2024. On June 20, 2024, we entered into a Warrant Amendment Agreement with the Investors to amend the terms of the warrants issued in connection with the May 11, 2021 securities purchase agreements. Under the Warrant Amendment Agreement, we and the Investors agreed to: (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price, increasing it from $0.40 per share to $0.65 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if the exercise would result in the holder beneficially owning more than 19.99% of the Company’s common stock immediately following the exercise.

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

On January 6, 2023, our Board of Directors approved the engagement of Somekh Chaikin, a member firm of KPMG International (the “New Auditor”) as our independent registered public accounting firm, effective upon the effectiveness of the dismissal of the Former Auditor. During the fiscal years ended December 31, 2024 and 2023, neither we, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by the New Auditor that the New Auditor concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, with the participation of our CEO and CFO, as in place as of December 31, 2024, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024, at the above-described reasonable assurance level.

During the years ended December 31, 2024 and 2023, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.	Due to the size of the Company and available resources, there is a lack of sufficient segregation of duties.

2.	The Company does not have an Independent Audit Committee that can provide management oversight.

Remediation Measures

We plan to remediate these material weaknesses by enhancing our segregation of duties and internal control over financial reporting and by electing an additional independent director (as defined under Nasdaq Listing Rules) to the board of directors and establish an Audit Committee, which will assist our board of directors in overseeing our accounting and financial reporting processes, the audits of our financial statements and internal control over financial reporting. The Audit Committee will also assist the board of directors in overseeing our compliance with legal and regulatory requirements.

We believe the actions described above, once put in place, will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not yet been put in place and therefore we cannot conclude that the material weakness will be remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control - Integrated Framework. Based on this assessment, management, as in place as of December 31, 2024, determined that the Company’s internal control over financial reporting as of December 31, 2024, was not effective due to the material weakness previously identified as stated above.

Item 9B. Other Information

On May 27, 2021, our board of directors approved the 2021 Plan pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units. In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted. On March 18, 2025, our board of directors approved an increase in the amount of shares of Common Stock available under the 2021 Plan from 4,800,000 to 9,000,000. In addition, as further elaborated below, the board of directors approved the following grants: (i) 1,000,000 options to purchase shares of Common Stock to Mr. Yossef Balucka, our CEO; (ii) 500,000 options to purchase shares of Common Stock to Mr. Vadim Maor, our CTO, (iii) 120,000 options to purchase shares of Common Stock to Ms. Keren Gousman Golan, our newly appointed Director (iv) 400,000 options to purchase shares of Common Stock to Mrs. Alexandra Papaconstantinou the appointed Managing Director of Duke Greece, and (v) 50,000 options to purchase shares of Common Stock to Mr. Shlomo Zakai, our CFO.

On March 18, 2025, our board of directors appointed Mr. Vadim Maor to serve as our CTO. In conjunction with his appointment, we executed a consulting agreement, dated March 18, 2025, with Mr. Maor (the “Consulting Agreement”) to provide the company CTO services, pursuant to which he will be subject to standard confidentiality, intellectual property assignment, non-solicitation and non-compete provisions. In addition, in consideration for his services, Mr. Maor receives a monthly payment of NIS 25,000 (approx. US$6,950). Under the Consulting Agreement, Mr. Maor will also receive a grant of 500,000 options to our Common Stock, at an exercise price of $0.21 per share. The options have the following vesting schedule: 33% of the options will vest after 12 months and the remaining portion will vest in eight equal installments over eight quarters. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

Mr. Maor, age 53, has been proving research and development (“R&D”) services to the Company since 2024. Mr. Maor is an experienced head of R&D and technology operations in the computer software industry, possessing strong professional skills in product and technology development (IT & SaaS) and enterprise architecture design. Since 2019 Mr. Maor has been the CEO of OSYM Technologies Ltd., a private technology consulting and services company. Between 2011 to 2018 he has been co-founder and CEO of WiseSec, a private company that developed advanced mobile platform micro-location solutions. From 2001 to 2010 Mr. Maor was a director at Rafael Advanced Defense Systems, and prior to that he worked at the MOD - Israeli Ministry of Defense and at IMI - Israeli Military Industries. Mr. Moar holds a B.A. in Near and Middle Eastern Studies from the Hebrew University of Jerusalem, Israel.

Except as set forth above, there are no other arrangements or understandings between Mr. Maor and any other persons pursuant to which he was named as CTO of the Company and Mr. Maor has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships between Mr. Maor and any director or executive officer of the Company.

On March 18, 2025, the board of directors of the Company, appointed Ms. Keren Gousman Golan to serve as a director, effective as of March 31, 2025. Ms. Gousman will serve until her earlier removal or resignation. The board of directors has determined that Ms. Gousman is an independent director as defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended and as defined under Nasdaq Listing Rules. In accordance with our board of directors resolution dated April 12, 2020 and in consideration of her service, Ms. Gousman will receive a quarterly fee of $1,500. In addition, Ms. Gousman will be paid $400 for each board of directors meeting attended or written resolution. Ms. Gousman will be granted 120,000 options to purchase shares of Common Stock at an exercise price of $0.21 per share and will vest pursuant to three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

Ms. Gousman, age 50, has 25 years of extensive experience in managing operations and multi-disciplinary task teams. Until 2022 Ms. Gousman served as Head of the Field Unit at the Israeli Prime Minister Office. Following retirement from the Israeli Prime Minister Office and until 2024 she served as CEO of AIRNETTRESS, a baby mattress company that markets and sells the “numu® air™”. In 2024 she served as sales and business development executive for BARIKS, a company that developed portable and foldable oxygen pressure chamber for Hyperbaric Oxygen Therapy (HBOT). Ms. Gousman holds dual-major B.A., from Faculty of Social Sciences from the Tel Aviv University and M.B.A in Business Administration, specializing in Strategy and Business Entrepreneurship from the Ono Academic College.

On February 24, 2025, we executed a consulting agreement with Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Robotics Hellas M I.K.E, our wholly owned Greek subsidiary, pursuant to which she will be subject to standard confidentiality, intellectual property assignment, non-solicitation and non-compete provisions.

Mrs. Papaconstantinou, age 47, is based in Athens Greece and is an experienced manager. Between 2004 to 2019 Ms. Papaconstantinou was a managing director of an industrial engineering company. Since 2006 she is an agent in Greece of an Israeli engineering company and from 2019 she serves as the general manager of a real estate company. Mrs. Papaconstantinou holds a BS in Business Administration from the American College of Greece and M.B.A, major in Finance from the University of Sheffield, UK.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officer and their ages as of March 20, 2025, are as follows:

Name	Age	Position
Yariv Alroy	64	Chairman
Yossef Balucka	56	Chief Executive Officer and President
Sagiv Aharon	43	Director
Erez Nachtomy	63	Vice Chairman
Eran Antebi	54	Director
Shlomo Zakai	55	Chief Financial Officer
Vadim Maor	53	Chief Technology Officer

Yariv Alroy, Director and Chairman. Mr. Yariv Alroy is the Managing Director of T.N.S.A Consulting and Management LTD., a private consulting services and investments firm. From 1989 to 1993 Mr. Alroy worked for an Israeli law firm, with his last position as a partner. From 1993 to 1997, Mr. Alroy served as COO of SHAHAL Medical Services, and from 1997 to 2000 as Managing Director of SHL International Ltd. From 2000 until January 2016 Mr. Alroy served as Co-CEO of SHL Telemedicine LTD a company in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India, Japan and Israel, traded in the Swiss Stock exchange (SWX:SHLTN). From December 2018 to August 2024 Mr. Alroy also served as member of the board of directors and Chairman of SHL Telemedicine. Yariv Alroy holds an LL.B from Tel Aviv University, Israel.

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

Sagiv Aharon, Director. Mr. Sagiv Aharon is the Vice President of Development and Engineering of UVision Air Ltd. that develops aerial loitering systems. Mr. Aharon co-founded Duke Israel and served as the Company’s CEO from March 2020 until March 2021. From 2008 to 2010, Mr. Aharon worked at the Israeli Aerospace Industry as a structural design engineer on a classified hybrid structure (composite/metal) air vehicle. From 2010 to 2011, Mr. Aharon worked at Rafael Advanced Weapon Systems Ltd. as a mechanical design engineer for complex active/reactive armor solutions for land vehicles. From 2011 to 2012, Mr. Aharon worked for Elbit Systems Ltd. (NASDAQ:ESLT) as a mechanical design engineer and a system integrator at several remotely operated weapon systems upon land vehicles. Mr. Aharon holds a B.Sc. in mechanical engineering with specialty in control and robotics from the Technion - Israel Institute of Technology.

Erez Nachtomy, Director, Vice Chairman of the Board. Mr. Erez Nachtomy is the Managing Director of Ermi Nachtomy Assets Ltd., a private consulting services and investments firm. From May 2020 until September 2024 Mr. Nachtomy served as CEO of SHL Telemedicine Ltd. (SWX:SHLTN). From 1989 until 2001, Mr. Nachtomy practiced law as an associate in one of the leading law firms in Israel, becoming a partner in the firm in 1994 and later on promoted to a senior partner. In March 2001, Mr. Nachtomy joined the executive team of SHL Telemedicine Ltd. (SWX:SHLTN), as Vice President, and from January 2005 to December 2016 he served as Executive Vice President. SHL Telemedicine Ltd. is active in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India and Japan. From December 2018 to February 2024 Mr. Nachtomy also served as Member of the Board of SHL Telemedicine. Mr. Nachtomy holds an LL.B. from Tel Aviv University, Israel.

Eran Antebi, Director. Mr. Antebi is the Senior Finance Director, Global End to End Surgery Supply Chain at Johnson & Johnson. From 2017 to 2022 he served as Finance Director Biosurgery Supply Chain at Johnson & Johnson. Prior to that he was CFO of SHL Telemedicine Ltd. (SWX:SHLTN) since 2008. Mr. Antebi joined SHL in May 2004 as CFO of Shahal Israel. Prior to joining SHL, from 2000 to 2004, Mr. Antebi was a manager with Ernst & Young in Israel. Mr. Antebi is a certified public accountant (CPA) in Israel and holds a B.A. in Accounting and Economics from Tel Aviv University, Israel.

Shlomo Zakai, Chief Financial Officer. Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Prior to joining the Company Mr. Zakai served as the Chief Financial Officer of Save Foods, Inc. (OTC:SAFO) (August 2017 to December 2021), Sonovia Ltd. (NNTTF:OTC) (October 2014 to August 2020) and of Todos Medical Ltd. (OTC: TOMDF) (February 2017 till January 2018). Prior to that, Mr Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel.

Vadim Maor, Chief Technology Officer. Mr. Maor was appointed as CTO of our Company, Duke and Duke Israel on March 18, 2025. Prior to that he provided research and development (“R&D”) services to the Company during 2024. Mr. Maor is an experienced head of R&D and technology operations in the computer software industry, possessing strong professional skills in product and technology development (IT & SaaS) and enterprise architecture design. Since 2019 Mr. Maor has been the CEO of OSYM Technologies Ltd., a private technology consulting and services company. Between 2011 to 2018 he has been co-founder and CEO of WiseSec, a private company that developed advanced mobile platform micro-location solutions. From 2001 to 2010 Mr. Maor was a director at Rafael Advanced Defense Systems, and prior to that he worked at the MOD - Israeli Ministry of Defense and at IMI - Israeli Military Industries. Mr. Moar holds a B.A. in Near and Middle Eastern Studies from the Hebrew University of Jerusalem, Israel.

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

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. Effective March 9, 2020, we adopted an Amended and Restated Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, and Bylaws, as amended (the “Bylaws”) form the framework for governance of the Company. The Code of Ethics and Business Conduct, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

DUKE Robotics Corp.

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

Nominees to the Board of Directors

During the Company’s 2024 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Insider Trading Policy

We have adopted an insider trading policy (the “Policy”) governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer during fiscal 2024, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2024. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2024.

SUMMARY COMPENSATION TABLE - FISCAL YEAR ENDED DECEMBER 31, 2024

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yossef Bakula -	2023	97,568	0	0	20,864	0	0	0	118,431
CEO	2024	110,549	31,830	0	3,149	0	0	0	145,528

Shlomo Zakai -	2023	35,262	0	0	2,685	0	0	0	37,947
CFO	2024	22,957	0	0	793	0	0	0	23,750

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2024.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for the year ended December 31, 2024 except as disclosed below.

Grants of Plan-Based Awards for 2024

The following table presents the outstanding equity awards held as of December 31, 2024 by our named executive officers and directors, all of which have been issued pursuant to our 2021 Equity Compensation Plan, or the 2021 Plan:

Name	Number of shares that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)	Equity incentive plan awards: Market value of shares that have not vested ($)
Yossef Bakula	-	-	-	-

Erez Nachtomy	-	-	-	-

Eran Antebi	-	-	-	-

Sagiv Aharon	-	-	-	-

Shlomo Zakai	-	-	-	-

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

Other Potential Post-Employment Payments

As of December 31, 2024, there were no named executives with employment contracts that require or required severance or other post-employment payments.

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

Under the 2021 Plan, options, restricted share and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. On March 18, 2025, our board of directors approved an increase in the amount of shares of Common Stock available under the 2021 Plan from 4,800,000 to 9,000,000. To the extent that an award lapses or is forfeited, the shares subject to such Award will again become available for grant under the terms of the 2021 Plan.

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

On March 18, 2025, our board of directors approved the following grants: (i) 1,000,000 options to purchase shares of Common Stock to Mr. Yossef Balucka, our CEO; (ii) 500,000 options to purchase shares of Common Stock to Mr. Vadim Maor, our CTO, (iii) 120,000 options to purchase shares of Common Stock to Ms. Gousman, our newly appointed Director, (iv) 400,000 options to purchase shares of Common Stock to Mrs. Alexandra Papaconstantinou the appointed Managing Director of Duke Greece, (v) 50,000 options to purchase shares of Common Stock to Mr. Shlomo Zakai, our CFO.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024:

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

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Yariv Alroy	59,868	-	59,868
Sagiv Aharon	59,782	1,904	61,686
Erez Nachtomy	107,810	3,173	110,983
Eran Antebi	8,400	1,904	10,304

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 20, 2025 regarding the beneficial ownership of our common stock, for:

●	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

●	each director;

●	each named executive officer; and

●	all directors and executive officers as a group.

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

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 18, 2025, there were 54,218,813 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Stockholders:
Afek Trading - Kadosh and Razi Ltd.(2)	7,423,895	13.69%
Y.D More Investments Ltd. (3)	22,500,000	34.37%
Named Executive Officers:
Sagiv Aharon	5,024,537	9.25%
Yariv Alroy	5,813,267	10.72%
Eran Antebi	120,000	0.22%
Yossef Balucka	450,000	0.82%
Erez Nachtomy	1,516,801	2.72%
Shlomo Zakai	50,000	0.09%
Keren Gousman Golan	-	-%
Vadim Maor	-	-%
All directors and executive officers as a group (7 Persons)**	12,739,605	23.52%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 20, 2025, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 20, 2025.
(2)	Address: C/O Mr. Amir Kadosh, Zabotinsky 50, Givat Shmuel, Israel.
(3)	Based solely on information contained in Form 13D filed with the SEC on June 20, 2024. Includes (i) 10,000,000 shares of Common Stock and 10,000,000 warrants exercisable into 10,000,000 shares of Common Stock ), held directly by More Co-Invest (L.P.), Limited Partnership, an Israeli limited partnership, whose general partner, More Co-Invest 1 (G.P.) Ltd., is controlled by Y.D More Investments Ltd. Y.D More Investments Ltd. is an Israeli public company controlled through a voting agreement among the following individuals: (a) Yosef Meirov, directly and through B.Y.M. Mor Investments Ltd., a company he controls with Michael Meirov and Dotan Meirov, (b) Benjamin Meirov (c) Yosef Levy and (d) Eli Levy through Elldot Ltd., a wholly owned company.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the fiscal years ended December 31, 2023 and 2024, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

Our board of directors has determined that Mr. Eran Antebi and Mr. Erez Nachtomy are “independent” directors, as defined by SEC rules and under the Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm for the year ended December 31, 2024 is Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057.The following is a summary of the fees billed by Somekh Chaikin, during the calendar years ended December 31, 2024 and 2023:

Fee category	2024	2023
Audit Fees	$105,000	$105,000
Audit - related fees	-	-
Tax fees	$10,000	$10,000
All other fees	-	-
Total fees	$115,000	$115,000

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2020, by and among the Company, and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

2.2	Agreement and Plan of Merger, dated April 29, 2020, by and among the Company, Duke Robotics, Inc., and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).

3.1	Articles of Incorporation as filed on February 4, 2015 (incorporated by reference to our Registration Statement on Form S-1 filed on August 25, 2019).

3.2	Bylaws, as amended, on March 4, 2020 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.2	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021).

10.3***	Collaboration Agreement, dated January 29, 2021, by and between Duke Airborne Systems Ltd. and Elbit Systems Land Ltd. (translation from Hebrew) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

10.4	Services Agreement, dated March 25, 2021, between the Company and Yossef Balucka. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

Exhibit Number	Description

10.5	Amendment to Services Agreement between the Company and Mr. Yossef Balucka, dated August 4, 2024 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 7, 2024).

10.6*	Consulting Agreement, dated March 18, 2025, between the Company and Vadim Maor.

10.7	Warrant Extension Agreement, dated April 5, 2022, between the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2022).

10.8	Warrant Extension Agreement, dated November 1, 2023, between the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2023).

10.9	Form of Warrant Amendment Agreement, dated June 20, 2024, between the Company and certain warrant holders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

14.1	Amended and Restated Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2024 and 2023, (ii) Statements of Operations for the years ended December 31, 2024 and 2023, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2024 and 2023, (iv) Statements of Cash Flows for the years ended December 31, 2024, and 2023, and (v) Notes to Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
***	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

DUKE ROBOTICS CORP.

Date: March 20, 2025	By:	/s/ Yossef Balucka
Yossef Balucka Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2025	By:	/s/ Yossef Balucka
Yossef Balucka
Chief Executive Officer (Principal Executive Officer)

Date: March 20, 2025	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 20, 2025	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date: March 20, 2025	By:	/s/ Erez Nachtomy
Erez Nachtomy
Vice Chairman of the Board

Date: March 20, 2025	By:	/s/ Sagiv Aharon
Sagiv Aharon
Director

Date: March 20, 2025	By:	/s/ Eran Antebi
Eran Antebi
Director

DUKE ROBOTICS CORP.

(FORMERLY UAS DRONE CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

DUKE ROBOTICS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Duke Robotics Corp. (formerly: UAS Drone Corp.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duke Robotics Corp. (formerly: UAS Drone Corp.) and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2023.

Tel Aviv, Israel

March 20, 2025

DUKE ROBOTICS CORP.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	1,256	2,281
Restricted Cash	31	-
Trade receivables	37	-
Other current assets (Note 3)	31	41
Total Current Assets	1,355	2,322

Operating lease right-of-use asset and lease deposit (Note 4)	184	117

Property and equipment, net (Note 5)	88	40

Total Assets	1,627	2,479

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	92	98
Operating lease liability	60	52
Other liabilities (Note 6)	193	161
Total current liabilities	345	311
Related parties loans (Note 7)	322	314
Operating lease liability (Note 4)	109	46

Total Liabilities	776	671

Stockholders’ Equity (Note 8)
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of December 31, 2024 and 2023; issued and outstanding 54,218,813 shares as of December 31, 2024 and 2023.	5	5
Additional paid-in capital	12,008	11,750
Accumulated deficit	(11,162)	(9,947)
Total Stockholders’ Equity	851	1,808
Total liabilities and stockholders’ Equity	1,627	2,479

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31,
	2024	2023

Revenues (Note 11(2))	108	300
Cost of revenues	(71)	(273)
Gross profit	37	27

Research and development expenses	(157)	(3)
General and administrative expenses (Note 10)	(905)	(826)
Operating loss	(1,025)	(802)
Financial income, net	40	76
Net loss	(985)	(726)

Loss per share (basic and diluted) (Note 13)	(0.02)	(0.02)

Basic and diluted weighted average number of shares of Common Stock outstanding	54,651,600	54,530,423

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
BALANCE AT DECEMBER 31, 2022	54,218,813	5	11,437	(9,016)	2,426
Stock-based compensation for services	-	-	108	-	108
Warrants modification (note 8)	-	-	205	(205)	-
Net loss for the year	-	-	-	(726)	(726)
BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	(9,947)	1,808

Stock-based compensation for services	-	-	28	-	28
Warrants modification (note 8)	-	-	230	(230)	-
Net loss for the year	-	-	-	(985)	(985)
BALANCE AT DECEMBER 31, 2024	54,218,813	5	12,008	(11,162)	851

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(985)	(726)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	29	20
Stock-based compensation	28	108
Interest on loans from related parties	8	9
Decrease in the carrying amount of right-of-use assets	51	43
Change in operating lease liability	(48)	(47)
Increase in trade receivable	(37)	-
Decrease in other current assets	10	47
Increase (decrease) in accounts payable	(6)	13
Increase (decrease) in other liabilities	32	(15)
Net cash used in operating activities	(918)	(548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77)	(18)
Net cash used in investing activities	(77)	(18)

Effect of exchange rate changes on cash and cash equivalents	1	(2)

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(994)	(568)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	2,281	2,849

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	1,287	2,281
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease	119	146

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

A.	DUKE ROBOTICS CORP. (FORMERLY UAS DRONE CORP.) (“the Company”) was incorporated under the laws of the State of Nevada on February 4, 2015.

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

The Company (collectively with Duke, the “Group”) is a robotics company dedicated to developing an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons as well as other civilian applications, with an emphasis in the field of routine infrastructure maintenance. The Company offers high-voltage insulator washing abilities using its innovative Insulator Cleaning (“IC”) Drone system. This technology provides an efficient and safe method for cleaning high-voltage insulators, improving their performance, enhancing safety, and reducing maintenance costs.

On October 28, 2024, the Company filed a certificate of amendment to its Articles of Incorporation with the Nevada Secretary of State to change the Company’s corporate name from UAS Drone Corp. to DUKE Robotics Corp. effective as of November 4, 2024.

The Company’s Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “DUKR” (“USDR” prior to November 4, 2024).

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

B.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of horrific terrorist attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Since the commencement of these events, there have been additional active hostilities, including military operations focused in southern Lebanon against Hezbollah, air force operations against the Houthi movement in Yemen and multiple airstrikes in Iran, in response to Iranian missile attacks. In October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a 60-day cease fire agreed to between Israel and Lebanon on November 27, 2024. On January 27, 2025, the ceasefire between Israel and Lebanon was extended to February 18, 2025. Following February 18, 2025, Israeli forces retained control over strategic positions in southern Lebanon while seeking for diplomatic efforts to resolve the dispute. On January 19, 2025, a temporary ceasefire between Israel and Hamas went into effect, the result of which is uncertain. While ceasefire agreements have been reached, there is no guarantee that the parties will continue to comply with the terms of the agreements and, accordingly, it is possible that these hostilities will resume with little to no warning and that additional terrorist organizations and, possibly, countries will actively join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

Due to the fact that most of our operations are conducted in Israel and all members of the Company’s board of directors, management, as well as a majority of its employees and consultants, including employees of its service providers, are located in Israel, the Company’s business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. Although the current war has not materially impacted the Company’s business or operations as of the date of this report, any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect the Company’s business, financial condition, and results of operations.

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

C.	Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

D.	Functional currency

Most of the Group’s costs are denominated and determined in dollars. Management believes that the dollar is the currency in the primary economic environment in which the Group operates. Thus, the functional and reporting currency of the Group is the U.S. dollar. Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

E.	Liquidity

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

F.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Comprehensive Loss.

2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Computers	33
Drones	50
Vehicles	15
Office improvements	5

G.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2024 or 2023.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

H.	Income taxes

Income taxes are accounted for under the asset and liability method. The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement carrying amount and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. Taxes on GILTI are accounted for as period costs similar to special deductions.

The Group accounts for tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of tax positions in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. The Company’s accounting policy is to classify interest and penalties relating to income taxes under income taxes, however the Company did not recognize such items in its fiscal 2024 and 2023 financial statements and did not record any unrecognized tax benefits in its balance sheets.

I.	Revenue recognition

The Group provides services to customers and has related performance obligations and recognizes revenue in accordance with ASC 606. Revenues are recognized when the Group satisfies performance obligations under the terms of its contracts, and control of its services or products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product. The Company has elected to use the practical expedient provided in ASC 606-10-55-18, which allows revenue to be recognized in the amount to which the Company has a right to invoice. This method is applied to contracts where the invoicing aligns with the performance obligations satisfied over time. (see note 11(2)).

J.	Research and development expenses

Research and development expenses are charged to operations as incurred.

K.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable to shareholders, by the weighted average number of shares of common stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in 2024 and 2023, no potential shares are considered.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

L.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to non employees directors and officers based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Stock-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, over the requisite service period.

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

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, accounts payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

DUKE ROBOTICS CORP.

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

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

Q.	New Accounting Pronouncements

Recently Adopted Accounting Standards

Segment Reporting: In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively, providing the additional disclosures as required. See note 15, for more information.

Accounting Standards Not Yet Adopted

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The guidance is effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, selling, general and administrative expenses, and research and development). Amounts remaining in relevant expense captions that are not separately disclosed will be described qualitatively. Certain amounts that are already required to be disclosed under currently effective U.S GAAP will be included in the same disclosure as the other disaggregation requirements. The amendments also require disclosing the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2024	2023

Prepaid and deferred expenses	21	24
Government Institutions	10	17
	31	41

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third years monthly payments. Lease payment are linked to the Israeli Consumer Price Index. The property became available for the Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. As of December 31, 2024, the Company estimates it will utilize the 2 years extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Operating lease expense	54	53

C.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	59	52
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	119	146

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES (continue)

D.	Supplemental balance sheet information related to operating leases was as follows:

	Year ended December 31,
	2024	2023

Operating leases:
Operating leases right-of-use asset and lease deposit	184	117

Current operating lease liabilities	60	52
Non-current operating lease liabilities	109	46
Total operating lease liabilities	169	98

Weighted average remaining lease term (years)	3.08	2.09

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under leases as of December 31, 2024 are as follows:

2025	63
2026	66
2027	61
2028	1
Total operating lease payments	191

Less: imputed interest	(22)
Present value of lease liabilities	169

NOTE 5 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2024	2023

Computers	10	10
Furniture and office equipment	14	14
Drones	52	-
Vehicles	25	-
Leasehold improvements	66	66
	167	90
Less - accumulated depreciation	(79)	(50)
Total property and equipment, net	88	40

In the years ended December 31, 2024 and 2023, depreciation expenses amounted to $29 and $20 respectively, and additional property and equipment were purchased for cash in an amount of $77 and $18 during the years ended December 31, 2024 and 2023, respectively.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – OTHER LIABILITIES

	December 31,
	2024	2023

Accrued expenses	180	148
Other (note 8)	13	13
	193	161

NOTE 7 – RELATED PARTIES LOANS

The Company has outstanding loans with related parties. The loans bear an annual fixed interest rate of 3% and shall be repaid (principal and interest) at the date upon which the Company has raised at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million.

NOTE 8 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

The holders of shares of Common Stock vote together as one class on all matters as to which holders of Common Stock are entitled to vote. Except as otherwise required by applicable law and subject to the preferential rights of any outstanding preferred stock, all voting rights are vested in and exercised by the holders of Common Stock with each share of our Common Stock being entitled to one vote, including in all elections of directors. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of legally available funds. In the event of the Company’s liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of preferred stock, if any, then outstanding. The Common Stock has no cumulative voting rights and no preemptive or other rights to subscribe for shares of the Company. There is no redemption or sinking fund provisions applicable to the Common Stock. All shares of Common Stock currently outstanding are fully paid and non-assessable. As of December 31, 2024 and 2023, there were no outstanding preferred stock.

Transactions:

On May 11, 2021, the Company entered into Securities Purchase Agreements (the “Securities Purchase Agreements”) with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering (the “Offering”), agreed to issue and sell to the investors an aggregate of: (i) 12,500,000 shares of the Company’s Common Stock, at a price of $0.40 per share; and (ii) warrants (the “Warrants”) to purchase 12,500,000 Company’s Common Stock. The Warrants were exercisable immediately at the time of issuance for a term of 18 months and have an exercise price of $0.40 per share. The aggregate gross proceeds from the Offering were approximately $5,000. The Company recorded $1,070 of issuance costs.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – SHAREHOLDERS’ EQUITY (continue)

On May 11, 2021, the Company signed a service agreement with a non U.S. third party pursuant to which the service provider agreed to provide the Company with financial and project oversight services with respect to the Offering. Pursuant to the service agreement, the Company agreed to pay the service provider (1) 6% of the investment amounts received which amounted to $351 and (2) options to receive a number of units (each unit for a price of $0.40 includes one share and one warrant with an exercise price of $0.40 per share) equal to 6% of the investment amount received, divided by $0.40 (totaling to 3,000,000 warrants).

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

On June 20, 2024, the Company entered into a warrant amendment agreement with certain existing warrant holders (the “Holders”) of certain Common Stock purchase warrants (the “June 2024 Amendment”). According to the June 2024 Amendment agreement, the Company and Holders agreed to (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price and increase it from $0.40 per share to $0.65 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if such exercise would result in the holder beneficially owning in excess of 19.99% of the number of shares of the Company’s Common Stock immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the warrant.

The Company accounted for the Warrants amendments as deemed dividends. The fair value of the Warrants modifications was estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

The following are the data and assumptions used:

	November 1, 2023	June 20, 2024
Dividend yield	0	0
Expected volatility (%)	128.44-184.22%	125.58-143.75%
Risk-free interest rate (%)	5.44-5.56%	4.70-5.37%
Contractual term of options (years)	0.03-1.11	0.39-1.98
Exercise price (US dollars)	0.4	0.4-0.65
Share price (US dollars)	0.08	0.07
Fair value (USD in thousands)	205	230

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – STOCK BASED COMPENSATION

The following table presents the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31,2022	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2023	2,426,812	0.81
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on December 31, 2024	2,426,812	0.81
Number of options exercisable on December 31, 2024	2,426,812	0.81

The aggregate intrinsic value of the awards outstanding as of December 31, 2024 is $67. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.15 as of December 31, 2024, less the weighted exercise price.

The stock options outstanding as of December 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December 31, 2024
0.0001	450,000	1.23	450,000
0.38	1,256,822	2.53	1,256,822
1.00	99,369	2.50	99,369
2.25	620,621	2.50	620,621
	2,426,812	2.28	2,426,812

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December 31, 2023
0.0001	450,000	2.23	337,500
0.38	1,256,822	3.53	942,617
1.00	99,369	3.50	99,369
2.25	620,621	3.50	527,466
	2,426,812	3.28	1,906,952

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – STOCK BASED COMPENSATION (continue)

As of December 31, 2024 and 2023, there was $0 and $28, respectively of total unrecognized compensation cost related to non-vested options. Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended December 31, 2024 and 2023 was $28 and $108, respectively and are included in General and Administrative expenses in the Statements of Comprehensive Loss. The income tax benefit for the stock-based compensation after the valuation allowance is 0.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2024	2023

Professional services	686	575
Share base compensation	28	108
Insurance	41	45
Rent and office maintenance	69	60
Levies and tolls	12	8
Depreciation	18	20
Promotions	3	-
Other expenses	48	10
	905	826

NOTE 11 – AGREEMENTS

1.	On January 29, 2021, the Company, through its wholly owned subsidiary Duke Israel and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a Collaboration Agreement (the “Agreement”) for the global marketing and sales, and the production and further development of Duke Israel’s developed advanced robotic system mounted on an Unmanned Aerial Solution (“UAS”), armed with lightweight firearms, which the Company markets under the commercial name “TIKAD.”

Pursuant to the Agreement, Duke Israel granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the TIKAD for military, defense, homeland security, and para-military uses.

As consideration for granting the worldwide exclusive license, Elbit will pay Duke royalties from revenues received from worldwide sales of TIKAD, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of TIKAD, for a period starting from the date of the Agreement until 15 years following receipt of $50,000 in cumulative revenues from sales of TIKAD units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke Israel from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit. Duke Israel has requested information from Elbit regarding sales and royalties related to drone-mounted remote weapon systems, as stipulated in the Agreement and it is in discussion with Elbit. No royalties were accrued during the years ended December 31, 2024 and 2023.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – AGREEMENTS (continue)

Pursuant to the terms of the Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Per the agreement, Duke Israel shall be entitled to portion of the revenues generated in the Evaluation Phase of the Project. In addition, Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke Israel. No revenues were generated during 2024 and 2023 or are expected to be generated under the Evaluation Phase of the Project.

In addition to the above, Elbit paid Duke Israel an upfront fee at the time of signing the Agreement for transfer of the engineering material and support for transferring the required information to Elbit.

2.	On August 15, 2022 Duke Israel, signed a Collaboration and Development Agreement with the Israel Electric Corporation Ltd. (the “IEC”), to perform a test pilot together with IEC of a robotic drone-enabled system for cleaning electric utility insulators to be developed by Duke Israel for a total amount of $300. IEC is a 99% government-owned company that generates, transmits, and supplies electricity to all sectors of the State of Israel. During October 2023, the Company successfully completed its obligations under the agreement with IEC upon delivery of the robotic drone, and accordingly recorded revenues and corresponding expenses at that point in time. As part of the agreement, Duke Israel will be obligated to pay IEC percentage of earned revenues for all future transactions relating to the developed technology up to a maximum of $900.

Following the successful pilot program conducted with the IEC, in August 2024, the Company, through Duke Israel, entered into an agreement with the IEC to provide high-voltage insulator washing services using the innovative IC Drone system.

Under the terms of the agreement, the IEC will receive washing services for its high-voltage electric insulators using the IC Drone system and Duke Israel will receive compensation based on services provided, in New Israeli Shekels (NIS) in an amount totaling in the low seven figures (in NIS) during the period that services are provided. The Company accounts for the contract as a single performance obligation and recognizes revenue once it has a right to issue an invoice for the services provided. Additionally, as part of the agreement, the IEC has committed to a minimum guaranteed paid utilization of the service, amounting to approximately half of the total contract value described above, within the first year of the agreement. This contract accounts for all of the revenues recognized during the period.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – INCOME TAX

U.S. resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21%. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Income of the Israeli company is taxable from 2018 onwards, at corporate tax rate of 23%.

The Company and subsidiaries have not received final tax assessments since their inceptions although the tax reports of Duke Israel for the years ended by December 31, 2019 are deemed to be final.

As of December 31, 2024, the Company and subsidiaries have operating loss carry forwards of approximately $5,383, of which $814 can be offset against taxable income generated until 2027 and $4,569 can be offset against future taxable income, if any, indefinitely.

A.	The following is reconciliation between the theoretical tax on the loss before income taxes, at the tax rate applicable to the Company (the U.S. federal statutory income tax rate) and the income tax expense reported in the financial statements:

	Year ended December 31,
	2024	2023
	US Dollars

Loss before income taxes	(985)	(726)
U.S federal statutory income tax rate	21%	21%
Income tax computed at the statutory income tax rate	207	153
Losses and timing differences in respect of which no deferred taxes were generated	-	(41)
Nontaxable income	-	1
Impact of differences in statutory income tax rates	17	12
Remeasurement of deferred taxes for foreign currency effects	9	11
Deferred taxes assets recognition for prior years	244	-
Change in valuation allowance	(477)	(136)
	-	-

B.	Deferred taxes result primarily from noncapital loss carry-forwards. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31
	2024	2023
Composition of deferred tax assets:	US Dollars

Operating loss carry-forwards	1,188	1,011
Operating lease liabilities	39	-
Share-based compensation	222	-
Other temporary differences	78	-
Total deferred tax assets	1,527	1,011

Composition of deferred tax liabilities:
Right-of-use asset	(39)	-
Total deferred tax liabilities	(39)	-

Net deferred tax assets	1,488	1,011
Valuation allowance	(1,488)	(1,011)
	-	-

The net change during the year ended December 31, 2024 and 2023 in the total valuation allowance amounted to $477 and $136, respectively.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31,
	2024	2023
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	54,651,600	54,530,423
Total weighted average number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	17,476,812	17,589,312

NOTE 14 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31,
	2024	2023

General and administrative expenses:
Directors and Officers compensation (*)	445	425
(*) Share base compensation	11	47

Financing:
Financing expense	8	9

B.	Balances with related parties:

	As of December 31,
	2024	2023

Other accounts liabilities	43	38
Loans	322	314

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – RELATED PARTIES (continue)

C.	On March 25, 2021, the Board of Directors appointed Yossi Balucka to serve as its Chief Executive Officer. Mr. Balucka is entitled to a monthly fee of NIS30,000 (approximately $8,200), reimbursement of expenses and discretionary performance bonus. In conjunction with the appointment of Mr. Balucka, the Company issued to Mr. Balucka options to purchase 450,000 shares of the Company’s commons stock at an exercise price of $0.0001 per share, subject to and in accordance with the terms and conditions of an Option Plan. The options shall vest over a three year period, with 50% of the options to vest on the first anniversary of the grant date, and the balance of 50% of the options to vest in equal parts on the second and third anniversary of the grant date, respectively, subject to Mr. Balucka providing continued services to the Company. The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 193.47%, dividend yields of 0% and an expected life of 5 years. Total value of stock- based compensation were estimated to an amount of $189. Total stock-based compensation expenses during the Year ended December 31, 2024 and 2023 amounted to $3 and $21, respectively.

On August 4, 2024, the Company entered into a First Amendment to Service Agreement with Mr. Balucka pursuant to which his monthly fee was increased, from NIS 30,000 (approximately $8,200) to NIS 40,000 (approximately $11,000) effective August 1, 2024. In addition, on August 4, 2024, the Company’s board of directors approved an annual bonus of NIS 120,000 (approximately $32,900) for Mr. Balucka pursuant to the terms of his existing Services Agreement.

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

The fair value of the options was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.07%, a volatility factor of 156.12%, dividend yields of 0% and an expected life of 6 years. Total value of stock-based compensation were estimated to an amounted of $176. Total stock-based compensation expenses during the year ended December 31, 2024 and 2023 amounted to $8 and $26, respectively.

NOTE 15 – SEGMENT INFORMATION

This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting.

The Company reports segment information based on the management approach, which designates the internal reporting used by the CODM, the Company’s Chief Executive Officer and the Vice Chairman of the Board, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocate resources and assesses the performance of each operating segment based on potential business opportunities, historical and potential future sales and operating expenses.

The Company has one operating and reportable segment, Drones isolators washing activity.

The Drones isolators washing activity segment generates revenue by providing isolators washing services for electricity companies.

The Company’s method for measuring profitability on a reportable segment basis is operating loss. The Company adopted ASU 2023-07 in December 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the CODM. The Company’s CODM periodically reviews cost of revenues by segment and treats it as a significant segment expense.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

((USD in thousands, except share and per share data))

NOTE 15 – SEGMENT INFORMATION (continue)

The following table presents information about the Company’s reportable segment for the year ended December 31, 2024 and 2023:

Revenue related to the Company’s reportable segments is as follows:

	Year ended
	December 31,
	2024	2023

Revenue from drones isolators washing	108	300
Cost of revenues from drones isolators washing	(71)	(273)
Gross profit	37	27

Research and development expenses	(157)	(3)
Depreciation	(18)	(20)
Professional services	(686)	(575)
Share base compensation	(28)	(108)
Other general and administrative expenses (see note 10)	(173)	(123)
Operating loss	(1,025)	(802)

Interest expenses	(15)	(11)
Interest income	55	87
Net loss	(985)	(726)

For the year ended December 31, 2024 and 2023, The Company’s operations were mostly confined to Israel.

As of December 31, 2024 and 2023, all of the fixed assets of the Company were located in Israel.

NOTE 16 – SUBSEQUENT EVENTS

1.	On February 18, 2025, the Company established Duke Robotics Hellas M I.K.E (“Duke Greece”), our wholly owned subsidiary, formed under the laws of Greece, to support the ongoing global commercialization efforts of our IC Drone.

2.	On February 24, 2025, the Company executed a consulting agreement with Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Greece.

3.	On March 18, 2025, the board of directors of the Company approved an increase in the amount of shares of Common Stock available under the 2021 Equity Incentive Plan (the “2021 Plan”) from 4,800,000 to 9,000,000.

4.	On March 18, 2025, the board of directors of the Company approved the following grants pursuant to the 2021 Plan:

(i) 1,000,000 options to purchase shares of Common Stock to Mr. Yossef Balucka, CEO, at an exercise price of $0.21 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(ii) 500,000 options to our Common Stock to Mr. Vadim Maor, Company's CTO nominated at March 18, 205, at an exercise price of $0.21 per share. The options have the following vesting schedule: 33% of the options will vest after 12 months and the remaining portion will vest in eight equal installments over eight quarters. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(iii) 120,000 options to purchase shares of Common Stock to Ms. Keren Gousman Golan, director at an exercise price of $0.21 per share and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(iv) 400,000 options to purchase shares of Common Stock to Mrs. Alexandra Papaconstantinou, Managing Director of Duke Greece. The options were granted at an exercise price of $0.21 per share and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.

(v) 50,000 options to purchase shares of Common Stock to Mr. Shlomo Zakai, CFO, at an exercise price of $0.21 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in our 2021 Plan.