Form 10-Q
period 2025-03-31
DUKE Robotics Corp.
filed 2025-05-14
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-55504

DUKE Robotics Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 HaRimon Street
Mevo Carmel Science and Industrial , Israel	2069203
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 14, 2025, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Quarterly Report to “Company”, “DUKE,” “we,” “us” and “our” are references to DUKE Robotics Corp. (formerly known as UAS Drone Corp.), a Nevada corporation, together with its consolidated subsidiaries.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, and results of operations, prospects, and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties, and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed on March 20, 2025) entitled “Risk Factors” as well as in our other public filings.

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

ii

Item 1. Financial Statements.

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2025

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2025

_________________________________

____________________________________________

_________________________________

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	1,014	1,256
Restricted Cash	30	31
Trade receivables	-	37
Other current assets	30	31
Total Current assets	1,074	1,355

Operating lease right-of-use asset and lease deposit	169	184

Property and equipment, net	100	88
Total assets	1,343	1,627

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	111	92
Operating lease liability	60	60
Other liabilities	172	193
Total current liabilities	343	345

Related parties loans	324	322

Operating lease liability	94	109

Total liabilities	761	776

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; issued and outstanding 54,218,813 shares as of March 31, 2025 and December 31, 2024.	5	5
Additional paid-in capital	12,018	12,008
Accumulated deficit	(11,441)	(11,162)
Total stockholders’ Equity	582	851
Total liabilities and stockholders’ Equity	1,343	1,627

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2025	2024

Revenues	-	-
Cost of revenues	(8)	-
Gross loss	(8)	-

Research and development expenses	(22)	(38)
General and administrative expenses	(258)	(192)
Operating loss	(288)	(230)
Financing income, net	9	21
Net loss	(279)	(209)
Other comprehensive loss - Foreign currency translation adjustments	(*) -	-
Comprehensive loss	(279)	(209)

Loss per share (basic and diluted)	(0.01)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,668,813	54,486,313

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid- in capital	Foreign currency translation adjustments		Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2024	54,218,813	5	12,008	-		(11,162)	851
Share based compensation for services	-	-	10	-		-	10
Foreign currency translation adjustments	-	-	-	(*	)	-	(*	)
Net loss for the period	-	-				(279)	(279)
BALANCE AT MARCH 31, 2025	54,218,813	5	12,018	*		(11,441)	582

	Number of Shares	Amount	Additional paid- in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	-	(9,947)	1,808
Share based compensation for services	-	-	15	-	-	15
Net loss for the period	-	-	-	-	(209)	(209)
BALANCE AT MARCH 31, 2024	54,218,813	5	11,765	-	(10,156)	1,614

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(279)	(209)
Adjustments required to reconcile net loss for the period
to net cash used in operating activities:
Depreciation	13	5
Stock based compensation	10	15
Interest on loans from related parties	2	2
Reduction in the carrying amount of right-of-use assets	11	13
Change in operating lease liabilities	(11)	(13)
Decrease in trade receivable	37	-
Decrease in other current assets	1	18
Increase in accounts payable	19	11
Decrease in other liabilities	(21)	(11)
Net cash used in operating activities	(218)	(169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25)	-
Net cash used in investing activities	(25)	-

Effect of exchange rate changes on cash and cash equivalents	-(* )	-(* )

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(243)	(169)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,287	2,281

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	1,044	2,112

(*)	represents amount less than $1 thousand.

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

On February 18, 2025, the Company established Duke Robotics Hellas M I.K.E (“Duke Greece”), a wholly owned subsidiary, formed under the laws of Greece, to support the ongoing global commercialization efforts of the Company’s Insulator Cleaning (“IC”) Drone system.

The Company (collectively with Duke and Duke Greece, the “Group”) is a robotics company dedicated to developing an advanced robotics stabilization system that enables remote, real-time, pinpoint accurate firing of small arms and light weapons as well as other civilian applications, with an emphasis in the field of routine infrastructure maintenance. The Company offers high-voltage insulator washing abilities using its innovative IC Drone system. This technology provides an efficient and safe method for cleaning high-voltage insulators, improving their performance, enhancing safety, and reducing maintenance costs.

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

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

B.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of horrific terrorist attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Since the commencement of these events, there have been additional active hostilities, including military operations focused in southern Lebanon against Hezbollah, air force operations against the Houthi movement in Yemen and multiple airstrikes in Iran, in response to Iranian missile attacks. In October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a 60-day cease fire agreed to between Israel and Lebanon on November 27, 2024. On January 27, 2025, the ceasefire between Israel and Lebanon was extended to February 18, 2025. Following February 18, 2025, Israeli forces retained control over strategic positions in southern Lebanon while seeking for diplomatic efforts to resolve the dispute. While ceasefire agreements have been reached in the past, there is no guarantee that the parties will succeed with complying with the terms of such agreements and, accordingly, it is possible that these hostilities will resume with little to no warning and that additional terrorist organizations and, possibly, countries will actively join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for three-months ended March 31, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2024 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, “Disaggregation of Income Statement Expenses” which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD

On March 23, 2025, a complaint was filed against Duke Israel, by LOOL T.V. Ltd. (the “Plaintiff”), an Israeli company, in the Tel Aviv-Yafo Magistrate’s Court. The complaint asserts that pursuant to an agreement of principles between Duke Israel and the Plaintiff, Duke Israel is in breach of the agreement, specifically with respect to an allegation that the parties were required to set up a partnership with respect to certain services provided to the Israel Electric Corporation (the “IEC"). The complaint asserts a claim for breach of contract, unlawful use of intellectual property that is not exclusively owned by Duke Israel and unjust enrichment with regards to the agreement of principles. In addition, the Plaintiff’s complaint seeks an order for a permanent injunction to prevent Duke Israel from continuing providing these services to the IEC, and an order to enforce the agreement of principles ordering Duke Israel to act as necessary to establish a partnership or joint venture.

The Company believes that the allegations are baseless and without merit and intends to vigorously defend Company’s rights. In addition, the complaint does not impact the continued performance of the agreement between Duke Israel and IEC, and the Company does not believe the complaint will have a material effect on its business, financial condition or results of operations. No accrual was made in the financial statements as of March 31, 2025 in respect of the above complaint.

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year monthly payment. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. The Company estimated at December 31, 2024, that it will utilize the 2 year extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024

Operating lease expense	16	14

C.	Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	16	15
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	0	-

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES (continue)

D.	Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2025	2024

Operating leases:
Operating leases right-of-use asset and lease deposit	169	184

Current operating lease liabilities	60	60
Non-current operating lease liabilities	94	109
Total operating lease liabilities	154	169

Weighted average remaining lease term (years)	2.84	3.08

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

2025	46
2026	65
2027	60
2028	1
Total operating lease payments	172
Less: imputed interest	(18)
Present value of lease liabilities	154

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	2,426,812	0.81
Granted	2,070,000	0.21
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2025	4,496,812	0.54
Number of options exercisable at March 31, 2025	2,426,812	0.81

The aggregate intrinsic value of the awards outstanding as of March 31, 2025 is $82. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.183 as of March 31, 2025, less the weighted exercise price.

The stock options outstanding as of March 31, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life –years	Stock options exercisable
	As of March 31, 2025
0.0001	450,000	0.98	450,000
0.21	2,070,000	5.96	-
0.38	1,256,822	2.28	1,256,822
1.00	99,369	2.25	99,369
2.25	620,621	2.25	620,621
	4,496,812	3.84	2,426,812

Compensation expense recorded by the Company in respect of its share-based compensation awards for the three months ended March 31, 2025 and 2024 were $10 and $15, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2025	2024

General and administrative expenses:
Directors and Officers compensation (*)	120	97

(*) Share base compensation	5	7

Financing:
Financing expense	2	2

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2025	2024

Other accounts liabilities	43	43
Loans	324	322

C.	On February 24, 2025, the Company executed a consulting agreement with Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Greece.

D.	On March 18, 2025, the board of directors of the Company approved an increase in the amount of shares of Common Stock available under the 2021 Equity Incentive Plan (the “2021 Plan”) from 4,800,000 to 9,000,000.

E.	On March 18, 2025, the board of directors of the Company approved the following grants pursuant to the 2021 Plan (see also note 4 above):

(i)	Options to purchase 1,000,000 shares of Common Stock to Mr. Yossef Balucka, CEO, at an exercise price of $0.21 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(ii)	Options to purchase 500,000 shares of Common Stock to Mr. Vadim Maor, Company’s CTO nominated at March 18, 2025, at an exercise price of $0.21 per share. The options have the following vesting schedule: 33% of the options will vest after 12 months and the remaining portion will vest in eight equal installments over eight quarters. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – RELATED PARTIES (continue)

(iii)	Options to purchase 120,000 shares of Common Stock to Ms. Keren Gousman Golan, director at an exercise price of $0.21 per share and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(iv)	Options to purchase 400,000 shares of Common Stock to Mrs. Alexandra Papaconstantinou, Managing Director of Duke Greece. The options were granted at an exercise price of $0.21 per share and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(v)	Options to purchase 50,000 shares of Common Stock to Mr. Shlomo Zakai, CFO, at an exercise price of $0.21 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

NOTE 7 – SEGMENT INFORMATION

The Company has one operating and reportable segment, drone insulators washing activity.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2025 and 2024. The Company has not changed the composition of its reportable segments since its last annual report.

	Three months ended
	March 31
	2025	2024

Revenue from drones insulators washing	-	-
Cost of revenues from drones insulators washing	(8)	-
Gross profit	(8)	-

Research and development expenses	(22)	(38)
Depreciation	(13)	(5)
Professional services	(175)	(141)
Share base compensation	(10)	(15)
Other general and administrative expenses	(60)	(31)
Operating loss	(288)	(230)

Interest expenses	(30)	(23)
Interest income	39	44
Net loss	(279)	(209)

For the three months ended March 31, 2025 and 2024, the Company’s operations were mostly confined to Israel. As of March 31, 2025 and 2024, all of the fixed assets of the Company were located in Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Please see Note 2 of Part I, Item 1, of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed on March 20, 2025) concerning our Critical Accounting Policies and Estimates.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Revenues. During the three months ended March 31, 2025 and 2024 we had no revenues. When we do recognize revenues, they are mainly derived from our August 2024 commercial agreement for high-voltage insulator washing services with the IEC. These services to the IEC are seasonal in their nature (spring to fall seasons).

Research and Development. Our research and development expenses for the three months ended March 31, 2025, amounted to $22,000, compared to $38,000 for the three months ended March 31, 2024. The decrease in research and development expenses was mainly due to Company’s focus on its commercial agreement with the IEC.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2025, which consisted primarily of professional services, such as accounting, auditing, insurance costs, consulting and legal services, amounted to $258,000, compared to $192,000 for the three months ended March 31, 2024. The increase in general and administrative expenses for the three months ended March 31, 2025, was mainly due to an increase in professional services partially offset by a decrease in stock-based compensation expenses.

Financial Income, net. For the three months ended March 31, 2025, we had financial income of $9,000 compared to financial income of $21,000 for the three months ended March 31, 2024. The decrease in finance income is mainly due to the decrease in our cash bank deposits which resulted in a decrease in interest income.

Net Loss. We incurred a net loss of $279,000 for the three months ended March 31, 2025, compared to a net loss of $209,000 for the three months ended March 31, 2024, for the reasons set forth above.

Liquidity and Capital Resources

We had $1,014,000 in cash on March 31, 2025, compared to $2,112,000 in cash on March 31, 2024. The reason for the decrease in our cash balance was due to the operating expenses described above. Cash used in operations for the three months ended March 31, 2025, was $218,000 as compared to cash used in operations of $169,000 for the three months ended March 31, 2024. The reason for the increase in cash used in operations is mainly related to the increase in our operating expenses described above.

Net cash used in investing activities was $25,000 for the three months ended March 31, 2025, compared to net cash used in investing activities of $0 for the three months ended March 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective, at the above-described reasonable assurance level.

Changes in Internal Control over Financial Reporting

On April 6, 2025, we established an audit committee of our board of directors. The formation of this committee represents a significant enhancement of our internal control framework, providing formalized oversight of the financial reporting process, internal controls, and compliance. This change is reasonably likely to materially affect our internal control over financial reporting going forward.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 23, 2025, a complaint was filed against our wholly owned Israeli subsidiary, Duke Israel, by LOOL T.V. Ltd. (the “Plaintiff”), an Israeli company, in the Tel Aviv-Yafo Magistrate’s Court (Case No. 60460-03-25). The complaint asserts that pursuant to an agreement of principles between Duke Israel and the Plaintiff, Duke Israel is in breach of the agreement, specifically with respect to an allegation that the parties were required to set up a partnership with respect to certain services provided to the IEC. The complaint asserts a claim for breach of contract, unlawful use of intellectual property that is not exclusively owned by Duke Israel and unjust enrichment with regards to the agreement of principles. In addition, the Plaintiff’s complaint seeks an order for a permanent injunction to prevent Duke Israel from continuing providing these services to the IEC, and an order to enforce the agreement of principles ordering Duke Israel to act as necessary to establish a partnership or joint venture.

We believe that the allegations are baseless and without merit and intend to vigorously defend our rights. In addition, the complaint does not impact the continued performance of the agreement between Duke Israel and IEC, and we do not believe the complaint will have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. Tariffs imposed by the U.S. government, may increase the cost of certain raw materials and components used in our products. If these tariffs remain in place or are expanded, or if new trade restrictions are implemented, our manufacturing costs could increase, which could materially and adversely affect our margins and financial results.

Furthermore, changes in trade policy have increased uncertainty in our industry, and any escalation in trade tensions could disrupt our supply chain, delay production timelines, or require costly modifications to sourcing and logistics strategies. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Supplement Letter to the Collaboration Agreement between DUKE Robotics Corp. and Elbit Systems Land Ltd., dated April 2, 2025 (incorporated by reference to exhibit 10.1 to out Current Report on Form 8-K filed with the Securities Exchange Commission on April 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2025	DUKE Robotics Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)