Form 10-Q
period 2025-06-30
DUKE Robotics Corp.
filed 2025-08-13
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Item 1. Financial Statements.

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2025

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2025

_________________________________

____________________________________________

_________________________________

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	581	1,256
Restricted Cash	34	31
Trade receivables	143	37
Other current assets	70	31
Total Current assets	828	1,355

Operating lease right-of-use asset and lease deposit	157	184

Property and equipment, net	152	88
Total assets	1,137	1,627

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	137	92
Operating lease liability	67	60
Other liabilities	140	193
Total current liabilities	344	345

Related parties loans	326	322

Operating lease liability	89	109

Total liabilities	759	776

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; issued and outstanding 54,218,813 shares as of June 30, 2025 and December 31, 2024.	5	5
Additional paid-in capital	12,085	12,008
Foreign currency translation adjustments	(2)	-
Accumulated deficit	(11,710)	(11,162)
Total stockholders’ Equity	378	851
Total liabilities and stockholders’ Equity	1,137	1,627

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2025	2024	2025	2024

Revenues	143	-	143	-
Cost of revenues	(63)	-	(55)	-
Gross profit	80	-	88	-

Research and development expenses	(45)	(117)	(24)	(78)
General and administrative expenses	(573)	(406)	(314)	(215)
Operating loss	(538)	(523)	(250)	(293)
Financing income (expenses), net	(*)-	36	(9)	15
Other loss	(10)	-	(10)	-
Net loss	(548)	(487)	(269)	(278)
Other comprehensive loss - Foreign currency translation adjustments	(2)	-	(2)	-
Comprehensive loss	(550)	(487)	(271)	(278)

Loss per share (basic and diluted)	(0.01)	(0.01)	(0.00)	(0.01)

Basic and diluted weighted average number of shares of common stock outstanding	54,668,813	54,634,198	54,668,813	54,668,813

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2024	54,218,813	5	12,008	-	(11,162)	851
Share based compensation for services	-	-	10	-	-	10
Foreign currency translation adjustments	-	-	-	(*)-	-	(*)-
Net loss for the period	-	-			(279)	(279)
BALANCE AT MARCH 31, 2025	54,218,813	5	12,018	-	(11,441)	582

Share based compensation for services	-	-	67	-	-	67
Foreign currency translation adjustments	-	-	-	(2)	-	(2)
Net loss for the period	-	-	-	-	(269)	(269)
BALANCE AT JUNE 30, 2025	54,218,813	5	12,085	(2)	(11,710)	378

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	-	(9,947)	1,808
Share based compensation for services	-	-	15	-	-	15
Net loss for the period	-	-	-	-	(209)	(209)
BALANCE AT MARCH 31, 2024	54,218,813	5	11,765	-	(10,156)	1,614

Share based compensation for services	-	-	12	-	-	12
Warrants modification	-	-	230	-	(230)	-
Net loss for the period	-	-	-	-	(278)	(278)
BALANCE AT JUNE 30, 2024	54,218,813	5	12,007	-	(10,664)	1,348

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(548)	(487)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	29	9
Stock based compensation	77	27
Interest on loans from related parties	4	4
Reduction in the carrying amount of right-of-use assets	27	26
Change in operating lease liabilities	(13)	(26)
Loss from sale of property and equipment	10	-
Increase in trade receivable	(106)	-
Increase in other current assets	(44)	(20)
Increase in accounts payable	39	1
Decrease in other liabilities	(53)	(48)
Net cash used in operating activities	(578)	(514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(96)	-
Net cash used in investing activities	(96)	-

Effect of exchange rate changes on cash and cash equivalents	2	(1)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(672)	(515)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,287	2,281

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	615	1,766

Supplemental disclosure of cash flow information:
Non cash transactions:
Acquisition of vehicle via non-cash trade-in.	17	-

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

On June 13, 2025, Israel launched Operation “Rising Lion”, a direct military campaign targeting Iranian nuclear and military infrastructure in response to escalating threats posed by Iran’s long-range missile deployment and intelligence reports indicating imminent coordinated attacks. The United States joined Israel in this military action. A ceasefire between Israel and Iran was declared by the United States on June 24, 2025. This action resulted in increased regional instability and led to the temporary shutdown of our operations in Israel for several days.

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of June 30, 2025, the hostilities have not had a material adverse effect on the Company’s overall business or operations. However, the recent developments have caused temporary disruptions, and may continue to have an adverse impact on certain business activities. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for six-months ended June 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD

A.	On March 23, 2025, a complaint was filed against Duke Israel, by LOOL T.V. Ltd. (the “Plaintiff”), an Israeli company, in the Tel Aviv-Yafo Magistrate’s Court. The complaint asserts that pursuant to an agreement of principles between Duke Israel and the Plaintiff, Duke Israel is in breach of the agreement, specifically with respect to an allegation that the parties were required to set up a partnership with respect to certain services provided to the Israel Electric Corporation (the “IEC”). The complaint asserts a claim for breach of contract, unlawful use of intellectual property that is not exclusively owned by Duke Israel and unjust enrichment with regards to the agreement of principles. In addition, the Plaintiff’s complaint seeks an order for a permanent injunction to prevent Duke Israel from continuing providing these services to the IEC, and an order to enforce the agreement of principles ordering Duke Israel to act as necessary to establish a partnership or joint venture.

The Company has filed a statement of defense against the complaint and believes that the allegations are baseless and without merit and intends to vigorously defend Company’s rights. In addition, the complaint does not impact the continued performance of the agreement between Duke Israel and IEC, and the Company does not believe the complaint will have a material effect on its business, financial condition or results of operations. No accrual was made in the financial statements as of June 30, 2025 in respect of the above complaint.

B.	As of June 30, 2025, revenues include royalties for sales of the “Birds of Prey” stabilized weapons drone systems, pursuant to the Company’s Collaboration Agreement with Elbit signed on January 29, 2021. The Company analyzed such revenues under ASC 606, Revenue from Contracts with Customers.

On March 24, 2025, the Company and Elbit agreed to update the January 29, 2021 agreement, to expand the Collaboration Agreement to allow the Company to market the stabilized weapons drone system technology that Elbit has been marketing and deploying under the brand name “Birds of Prey” to military, defense, home-land security and para-military customers, in coordination with Elbit. The Company will be entitled to a commission fee, in the mid-single figure percentage range, from transactions resulting from its marketing activities, in addition to the royalties the Company is entitled to receive as part of the original Collaboration Agreement.

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year monthly payment. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. The Company estimated at December 31, 2024, that it will utilize the two years extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended June 30, 2025 and 2024 were as follows:

	Six months ended June 31,
	2025	2024

Operating lease expense	32	27

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES (continue)

C.	Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	31	29

D.	Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2025	2024

Operating leases:
Operating leases right-of-use asset and lease deposit	157	184

Current operating lease liabilities	67	60
Non-current operating lease liabilities	89	109
Total operating lease liabilities	156	169

Weighted average remaining lease term (years)	2.59	3.08

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

2025	34
2026	71
2027	66
2028	1
Total operating lease payments	172
Less: imputed interest	(16)
Present value of lease liabilities	156

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 - SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity for the three months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	2,426,812	0.81
Granted	2,070,000	0.21
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2025	4,496,812	0.54
Number of options exercisable at June 30, 2025	2,426,812	0.81

The aggregate intrinsic value of the awards outstanding as of June 30, 2025 is $72. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.161 as of June 30, 2025, less the weighted exercise price.

The stock options outstanding as of June 30, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of June 30, 2025
0.0001	450,000	0.73	450,000
0.21	2,070,000	5.72	-
0.38	1,256,822	2.03	1,256,822
1.00	99,369	2.00	99,369
2.25	620,621	2.00	620,621
	4,496,812	3.59	2,426,812

Compensation expense recorded by the Company in respect of its share-based compensation awards for the six months ended June 30, 2025 and 2024 were $77 and $27, respectively. Share-based compensation awards for the three months ended June 30, 2025 and 2024 were $67 and $12, respectively These expenses are included in General and Administrative expenses in the Statements of Operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024

General and administrative expenses:
Directors and Officers compensation (*)	302	203	182	106

(*) Share base compensation	59	10	54	4

Financing:
Financing expense	4	4	2	2

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2025	2024

Other accounts liabilities	58	43
Loans	326	322

C.	On February 24, 2025, the Company executed a consulting agreement with Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Greece.

D.	On March 18, 2025, the board of directors of the Company approved an increase in the amount of shares of Common Stock available under the 2021 Equity Incentive Plan (the “2021 Plan”) from 4,800,000 to 9,000,000.

E.	On March 18, 2025, the board of directors of the Company approved the following grants pursuant to the 2021 Plan (see also note 5 above):

(i)	Options to purchase 1,000,000 shares of Common Stock to Mr. Yossef Balucka, CEO, at an exercise price of $0.21 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(ii)	Options to purchase 500,000 shares of Common Stock to Mr. Vadim Maor, Company’s CTO nominated at March 18, 2025, at an exercise price of $0.21 per share. The options have the following vesting schedule: 33% of the options will vest after 12 months and the remaining portion will vest in eight equal installments over eight quarters. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

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

The following table presents information about the Company’s reportable segments for the six and three months ended June 30, 2025 and 2024. The Company has not changed the composition of its reportable segments since its last annual report.

	Six months ended		Three months ended
	June 30		June 30
	2025	2024	2025	2024

Revenue from drones insulators washing	127	-	127	-
Cost of revenues from drones insulators washing	(63)	-	(55)	-
Gross profit	64	-	72	-

Other revenues	16	-	16	-

Research and development expenses	(45)	(117)	(24)	(78)
Depreciation	(9)	(9)	(4)	(4)
Professional services	(357)	(296)	(181)	(155)
Share base compensation	(77)	(27)	(67)	(12)
Other general and administrative expenses	(130)	(74)	(62)	(44)
Operating loss	(538)	(523)	(250)	(293)

Interest expenses	(71)	(46)	(41)	(24)
Interest income	71	82	32	39
Other expenses	(10)	-	(10)	-
Net loss	(548)	(487)	(269)	(278)

For the six months ended June 30, 2025 and 2024, the Company’s operations were mostly confined to Israel. As of June 30, 2025 and 2024, all of the fixed assets of the Company were located in Israel.

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

On January 29, 2021, we, through Duke Airborne Systems Ltd. (“Duke Israel”), and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development by Elbit of our developed advanced robotic system mounted on a UAS, armed with lightweight firearms, which we then marketed under the commercial name “TIKAD.” On April 2, 2025 we and Elbit executed a supplement letter (the “Supplement Letter”) to the Collaboration Agreement relating to the stabilized weapons drone system technology that Elbit has been marketing and deploying under the brand name “Birds of Prey”. Pursuant to the Supplement Letter, we and Elbit have agreed to expand their collaboration to allow us to market the system to military, defense, home-land security and para-military customers, in coordination with Elbit. We will be entitled to a commission fee, in the mid-single figure percentage range, from any proceeds resulting from its marketing activities, in addition to the royalties it is entitled to as part of the Collaboration Agreement.

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC. This was followed in August 2024, by a new agreement with the IEC to utilize our innovative IC Drone system for cleaning electric utility cable insulators.  On May 12, 2025, we announced the successful commencement of our 2025 insulator cleaning activity in Israel with the IEC under our previously announced service agreement. On June 10, 2025, we announced the launch of our next-generation IC Drone System - the ICDS2 - representing a significant technological advancement in our innovative utility maintenance drone solution. The ICDS2 features several key technological advancements over its predecessor, featuring extended flight time, higher payload capacity, enhanced stability, advanced radar and improved cleaning durability. It has been successfully deployed at the start of the insulator cleaning season in May 2025, marking a full-season operational timeline compared to 2024’s mid-season commencement.

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

On February 18, 2025, we announced that we established Duke Robotics Hellas M I.K.E (“Duke Greece”), a wholly owned subsidiary, formed under the laws of Greece, and on February 24, 2025 we appointed Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Greece.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

Revenues. Revenues for the three months ended June 30, 2025 amounted to $143,000, compared to no revenues during the three months ended June 30, 2024. The primary reason for the increase in revenues is attributable to revenues from our IC Drone insulator cleaning activities. Initial revenues from royalties for sales of the “Birds of Prey” stabilized weapons drone systems, through our Collaboration Agreement with Elbit, contributed for the first time to our revenues for the period, while the majority of the revenues for the period continued to be generated from our IC Drone insulator cleaning activities.

Cost of revenues. Our cost of revenues for the three months ended June 30, 2025, amounted to $55,000, compared to no cost of revenues for the three months ended June 30, 2024. The increase in cost of revenues was mainly due to the costs associated with our IC Drone insulator cleaning activities.

Research and Development. Our research and development expenses for the three months ended June 30, 2025, amounted to $24,000, compared to $78,000 for the three months ended June 30, 2024. The decrease in research and development expenses was mainly due to allocating more resources to the execution of our IC Drone insulator cleaning activities, and less on development activities.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2025, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $314,000, compared to $215,000 for the three months ended June 30, 2024. The increase in general and administrative expenses for the three months ended June 30, 2025 was mainly due to an increase in professional services and in stock-based compensation expenses.

Financial Income (expenses), net. For the three months ended June 30, 2025, we had financial expenses of $8,000 compared to financial income of $15,000 for the three months ended June 30, 2024. The reason for the decrease in financial income for the three months ended June 30, 2025, was mainly due to the decrease in our cash bank deposits which resulted in a decrease in interest income.

Net Loss. We incurred a net loss of $269,000 for the three months ended June 30, 2025 as compared to a net loss of $278,000 for the three months ended June 30, 2024, for the reasons set forth above.

Comparison of the six months ended June 30, 2025 and 2024

Revenues. Revenues for the six months ended June 30, 2025 amounted to $143,000, compared to no revenues during the six months ended June 30, 2024. The primary reason for the increase in revenues is attributable to revenues from our IC Drone insulator cleaning activities. Initial revenues from royalties for sales of the “Birds of Prey” stabilized weapons drone systems, through our Collaboration Agreement with Elbit, contributed for the first time to our revenues for the period, while the majority of the revenues for the period continued to be generated from our IC Drone insulator cleaning activities.

Cost of revenues. Our cost of revenues for the six months ended June 30, 2025, amounted to $63,000, compared to $0 for the six months ended June 30, 2024. The increase in cost of revenues was mainly due to our IC Drone insulator cleaning activities.

Research and Development. Our research and development expenses for the six months ended June 30, 2025, amounted to $45,000, compared to $117,000 for the six months ended June 30, 2024. The decrease in research and development expenses was mainly due to allocating more resources to the execution of our IC Drone insulator cleaning activities, and less on development activities.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2025, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $573,000, compared to $406,000 for the six months ended June 30, 2024. The increase in general and administrative expenses for the six months ended June 30, 2025 was mainly due to an increase in professional services and in stock-based compensation expenses.

Financial Income, net. For the six months ended June 30, 2025, we had financial income of less than $1,000 compared to financial income of $36,000 for the six months ended June 30, 2024. The reason for the decrease in financial income for the six months ended June 30, 2025, was mainly due to the decrease in our cash bank deposits which resulted in a decrease in interest income.

Net Loss. We incurred a net loss of $548,000 for the six months ended June 30, 2025 as compared to a net loss of $487,000 for the six months ended June 30, 2024, for the reasons set forth above.

Liquidity and Capital Resources

We had $581,000 in cash on June 30, 2025 versus $ 1,766,000 in cash on June 30, 2024. The reason for the decrease in our cash balance was due to the operating expenses described above. Cash used in operations for the six months ended June 30, 2025 was $578,000 as compared to cash used in operations of $514,000 for the six months ended June 30, 2024. The reason for the increase in cash used in operations is mainly related to increase in our operating expenses described above.

Net cash used in investing activities was $96,000 for the six months ended June 30, 2025, as compared to net cash used in investing activities of $0 for the six months ended June 30, 2024. The increase is mainly related to purchase of property and equipment.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

On March 18, 2025, the Board of directors elected an additional independent director (as defined under Nasdaq Listing Rules) to the board of directors. On April 6, 2025, our Board of Directors approved the establishment of an Audit Committee of the Board of Directors that will assist the board of directors in overseeing our compliance with legal and regulatory requirements, as well as a Compensation Committee of the Board of Directors. In addition, the Company designed and implemented additional controls and procedures such that together with the additional director and committees remediated the material weaknesses by enhancing our segregation of duties and improving our internal control over financial reporting.

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

The Company has filed a statement of defense against the complaint and believe that the allegations are baseless and without merit and intend to vigorously defend our rights. In addition, the complaint does not impact the continued performance of the agreement between Duke Israel and IEC, and we do not believe the complaint will have a material effect on our business, financial condition or results of operations.

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

Risks Related to our Business and Industry

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

In April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel. Relations between Israel and Iran continue to be hostile, due to the fact that Iran is a state sponsor of Hamas and Hezbollah, maintains a military presence in Syria and Lebanon, alongside Israel’s northern border, and is viewed as a strategic threat to Israel in light of its nuclear program. On June 13, 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran aimed to disrupt Iran’s capacity to coordinate or launch further hostilities against Israel, as well as disrupt its nuclear program. The United States joined Israel in this military action. A ceasefire between Israel and Iran was declared by the United States on June 24, 2025. Certain ceasefire agreements have also been reached with Hamas and Lebanon (with respect to Hezbollah), however, these agreements have failed to be fully upheld and military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. As of June 30, 2025, none of our employees and regular consultants (and their spouses or partners) in Israel have been called for reserve service, however even if they were to be called this is not expected to have any material implication on our business. Additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

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

Date: August 13, 2025	DUKE Robotics Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)