Form 10-Q
period 2025-09-30
DUKE Robotics Corp.
filed 2025-11-14
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

+972-054-5707050
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

As of November 14, 2025, the registrant had 54,218,813 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects, and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	sales of our products;

●	the size and growth of our product market;

●	our activity in the civilian market;

●	our manufacturing capabilities;

●	our entering into certain partnerships with third parties;

●	obtaining required regulatory approvals for sales or exports of our products;

●	our marketing plans;

●	our expectations regarding our short- and long-term capital requirements;

●	that our financial position raises substantial doubt about our ability to continue as a going concern;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

AS OF SEPTEMBER 30, 2025

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2025

______________________

_______________________________

______________________

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
A s s e t s
Current Assets
Cash and cash equivalents	361	1,256
Restricted Cash	35	31
Trade receivables	236	37
Other current assets	31	31
Total Current assets	663	1,355

Operating lease right-of-use asset and lease deposit	144	184

Property and equipment, net	181	88
Total assets	988	1,627

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	109	92
Operating lease liability	68	60
Other liabilities	185	193
Total current liabilities	362	345

Related parties loans	328	322

Operating lease liability	76	109

Total liabilities	766	776

Stockholders’ Equity
Common stock of US$ 0.0001 par value each (“Common Stock”): 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; issued and outstanding 54,218,813 shares as of September 30, 2025 and December 31, 2024.	5	5
Additional paid-in capital	12,158	12,008
Foreign currency translation adjustments	(1)	-
Accumulated deficit	(11,940)	(11,162)
Total stockholders’ equity	222	851
Total liabilities and stockholders’ equity	988	1,627

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenues	359	72	216	72
Cost of revenues	(156)	(41)	(93)	(41)
Gross profit	203	31	123	31

Research and development expenses	(79)	(137)	(34)	(20)
General and administrative expenses	(875)	(636)	(302)	(229)
Operating loss	(751)	(742)	(213)	(218)
Financing income (expenses), net	(17)	44	(17)	7
Other loss	(10)	-	-	-
Net loss	(778)	(698)	(230)	(211)
Other comprehensive gain (loss) - Foreign currency translation adjustments	(1)	-	1	-
Comprehensive loss	(779)	(698)	(229)	(211)

Loss per share (basic and diluted)	(0.01)	(0.01)	(0.00)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding	54,668,813	54,645,820	54,668,813	54,668,813

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2024	54,218,813	5	12,008	-	(11,162)	851
Share based compensation for services	-	-	10	-	-	10
Foreign currency translation adjustments	-	-	-	(*)-	-	(*)-
Net loss for the period	-	-			(279)	(279)
BALANCE AT MARCH 31, 2025	54,218,813	5	12,018	-	(11,441)	582

Share based compensation for services	-	-	67	-	-	67
Foreign currency translation adjustments	-	-	-	(2)	-	(2)
Net loss for the period	-	-	-	-	(269)	(269)
BALANCE AT JUNE 30, 2025	54,218,813	5	12,085	(2)	(11,710)	378
Share based compensation for services	-	-	73	-	-	73
Foreign currency translation adjustments	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(230)	(230)
BALANCE AT SEPTEMBER 30, 2025	54,218,813	5	12,158	(1)	(11,940)	222

(*)	represents amount less than $1 thousand.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2023	54,218,813	5	11,750	-	(9,947)	1,808
Share based compensation for services	-	-	15	-	-	15
Net loss for the period	-	-	-	-	(209)	(209)
BALANCE AT MARCH 31, 2024	54,218,813	5	11,765	-	(10,156)	1,614

Share based compensation for services	-	-	12	-	-	12
Warrants modification	-	-	230	-	(230)	-
Net loss for the period	-	-	-	-	(278)	(278)
BALANCE AT JUNE 30, 2024	54,218,813	5	12,007	-	(10,664)	1,348

Share based compensation for services	-	-	1	-	-	1
Net loss for the period	-	-	-	-	(211)	(211)
BALANCE AT SEPTEMBER 30, 2024	54,218,813	5	12,008	-	(10,875)	1,138

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(778)	(698)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	52	17
Stock based compensation	150	28
Interest on loans from related parties	6	6
Reduction in the carrying amount of right-of-use assets	36	39
Change in operating lease liabilities	(20)	(38)
Loss from sale of property and equipment	10	-
Increase in trade receivable	(199)	(72)
Decrease (increase) in other current assets	(4)	1
Increase in accounts payable	14	17
Decrease in other liabilities	(8)	(39)
Net cash used in operating activities	(741)	(739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(152)	(76)
Net cash used in investing activities	(152)	(76)

Effect of exchange rate changes on cash and cash equivalents	2	-

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(891)	(815)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,287	2,281

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	396	1,466

Supplemental disclosure of cash flow information:
Non cash transactions:
Acquisition of vehicle via non-cash trade-in.	14	-

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

On September 10, 2025, a ceasefire agreement was reached between Israel and Hamas, effectively ending the large-scale military operations in the Gaza Strip. As part of the agreement, all remaining living Israeli hostages in Gaza have been released and returned to Israel. A number of deceased hostages remains are to be returned, and the parties continue to cooperate in that process. The ceasefire has generally held as of the date of these financial statements, although the security situation remains fragile, and the risk of renewed hostilities persists.

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of September 30, 2025, the recent hostilities and the evolving security situation resulted in temporary disruptions to our business, resulting in a decrease in revenues during the recent quarter, and may continue to have an adverse impact on certain business activities. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

C.	Going Concern

Since inception, the Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $12 million. The Company has financed its operations mainly through fundraising from various investors.

Based on the projected cash flows and cash balances as of September 30, 2025, management currently is of the opinion that its existing cash will be sufficient to fund its operations through the second quarter of 2026. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue securing sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on favorable terms, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations.

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for nine-months ended September 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company has filed a statement of defense against the complaint and believes that the allegations are baseless and without merit and intends to vigorously defend Company’s rights. While at this stage it is early to assess the likelihood or potential loss, if any, with respect to the complaint, the Company does not believe the complaint will impact the continued performance of the agreement between Duke Israel and IEC and the Company does not believe the complaint will have a material effect on its business, financial condition or results of operations. No accrual was made in the financial statements as of September 30, 2025 in respect of the above complaint.

B.	On January 29, 2021, the Company, through Duke Israel, and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development by Elbit of the Company’s developed advanced robotic system mounted on a UAS, armed with lightweight firearms. In the second quarter of 2025, the Company recognized revenues from royalties for sales of the “Bird of Prey” stabilized weapons drone systems, pursuant to the Company’s Collaboration Agreement with Elbit signed on January 29, 2021. The Company analyzed such revenues under ASC 606, Revenue from Contracts with Customers.

On March 24, 2025, the Company and Elbit agreed to update the January 29, 2021 agreement, to expand the Collaboration Agreement to allow the Company to market the stabilized weapons drone system technology that Elbit has been marketing and deploying under the brand name “Bird of Prey” to military, defense, home-land security and para-military customers, in coordination with Elbit. The Company will be entitled to a commission fee, in the mid-single figure percentage range, from transactions resulting from its marketing activities, in addition to the royalties the Company is entitled to receive as part of the original Collaboration Agreement.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year monthly payment. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. The Company estimated at December 31, 2024, that it will utilize the two years extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30,
	2025	2024

Operating lease expense	49	41

C.	Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	50	44

D.	Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2025	2024

Operating leases:
Operating leases right-of-use asset and lease deposit	144	184

Current operating lease liabilities	68	60
Non-current operating lease liabilities	76	109
Total operating lease liabilities	144	169

Weighted average remaining lease term (years)	2.34	3.08

Weighted average discount rate	8.75%	8.75%

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES (continue)

E.	Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

2025	17
2026	73
2027	68
2028	1
Total operating lease payments	159
Less: imputed interest	(15)
Present value of lease liabilities	144

NOTE 5 - SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	2,426,812	0.81
Granted	2,070,000	0.21
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2025	4,496,812	0.54
Number of options exercisable at September 30, 2025	2,426,812	0.81

The aggregate intrinsic value of the awards outstanding as of September 30, 2025 is $297. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.291 as of September 30, 2025, less the weighted exercise price.

The stock options outstanding as of September 30, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of September 30, 2025
0.0001	450,000	0.48	450,000
0.21	2,070,000	5.46	-
0.38	1,256,822	1.78	1,256,822
1.00	99,369	1.75	99,369
2.25	620,621	1.75	620,621
	4,496,812	3.34	2,426,812

Compensation expense recorded by the Company in respect of its share-based compensation awards for the nine months ended September 30, 2025 and 2024 were $150 and $28, respectively. Share-based compensation awards for the three months ended September 30, 2025 and 2024 were $73 and $1, respectively These expenses are included in General and Administrative expenses in the Statements of Operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024

General and administrative expenses:
Directors and Officers compensation (1)	483	339	181	136

(1) Share base compensation	111	11	52	(*	)

Financing:
Financing expense	6	6	2	2

(*)	Less than 1 thousand

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2025	2024

Other accounts liabilities	64	43
Loans	328	322

C. On February 24, 2025, the Company executed a consulting agreement with Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Greece

D. On March 18, 2025, the board of directors of the Company approved an increase in the amount of shares of Common Stock available under the 2021 Equity Incentive Plan (the “2021 Plan”) from 4,800,000 to 9,000,000.

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

The Company refined the name of the segment previously referred to as ‘Revenue from drones insulators washing’ to ‘Revenues from civil applications segment’ to better reflect its nature. The change had no impact on the composition or nature of the segment’s activities.

The following table presents information about the Company’s reportable segments for the nine and three months ended September 30, 2025 and 2024. The Company has not changed the composition of its reportable segments since its last annual report.

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenue from civil applications segment	343	72	216	72
Cost of revenues from civil applications segment	(156)	(41)	(93)	(41)
Gross profit	187	31	123	31

Gross profit from other revenues	16	-	-	-

Research and development expenses	(79)	(137)	(34)	(20)
Depreciation	(13)	(14)	(4)	(4)
Professional services	(539)	(483)	(182)	(187)
Share base compensation	(150)	(28)	(73)	(1)
Other general and administrative expenses	(173)	(111)	(43)	(37)
Operating loss	(751)	(742)	(213)	(218)

Interest expenses	(101)	(76)	(30)	(30)
Interest income	84	120	13	37
Other expenses	(10)	-	-	-
Net loss	(778)	(698)	(230)	(211)

For the nine months ended September 30, 2025 and 2024, the Company’s operations were mostly confined to Israel. As of September 30, 2025 and 2024, fixed assets of the Company were located in Israel and Greece.

NOTE 8 – SUBSEQUENT EVENTS

On October 15, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State, to increase its authorized shares of Common Stock, from 100,000,000 shares of Common Stock to 350,000,000 shares of Common Stock, as well as to permit the issuance of up to 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. The “blank-check” preferred stock may have such rights and preferences as may be designated by the Company’s Board of Directors from time to time. The Certificate of Amendment was effective upon filing on October 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure and signed an agreement with Israel Electric Corporation (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC. This was followed in August 2024, by a new agreement with the IEC to utilize our innovative IC Drone system for cleaning electric utility cable insulators.  On May 12, 2025, we announced the successful commencement of our 2025 insulator cleaning activity in Israel with the IEC under our previously announced service agreement. On June 10, 2025, we announced the launch of our next-generation IC Drone System - the ICDS2 - representing a significant technological advancement in our innovative utility maintenance drone solution. The ICDS2 features several key technological advancements over its predecessor, featuring extended flight time, higher payload capacity, enhanced stability, advanced radar and improved cleaning durability. It has been successfully deployed at the start of the insulator cleaning season in May 2025, marking a full-season operational timeline compared to 2024’s mid-season commencement.

Duke Inc. has a wholly-owned subsidiary, Duke Israel, which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke Inc. after its incorporation. Our mailing address is 10 HaRimon Street, Mevo Carmel, Israel 3903212, and our telephone number is +972-054-5707050. Our website address is https://dukeroboticsys.com/.

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

On October 15, 2025, we filed a certificate of amendment to our Articles of Incorporation with the Nevada Secretary of State to increase our authorized Common Stock from 100,000,000 shares of Common Stock, $0.0001 par value per share, to 350,000,000 shares of Common Stock, $0.0001 par value per share, and permit the issuance of up to 10,000,000 shares of blank-check preferred stock, effective as of October 15, 2025.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

Revenues. Revenues for the three months ended September 30, 2025, totaled $216,000, compared to $72,000 during the three months period ended September 30, 2024. The increase in revenues was primarily attributable to the expansion of our IC Drone service operations, following the successful launch of the full cleaning season in May 2025. During 2024, the Company commenced its cleaning operations midway through the season, which limited revenue generation for that period. The increase in revenues during the three months ended September 30, 2025 was partially offset by temporary disruptions to our regular business operations during the quarter, resulting from the ongoing military operations in the Gaza Strip.

Cost of revenues. Our cost of revenues for the three months ended September 30, 2025, totaled $93,000, compared to $41,000 during the three months period ended September 30, 2024. The increase in cost of revenues was mainly due to the costs associated with the increase in our IC Drone service operations.

Research and Development. Our research and development expenses for the three months ended September 30, 2025, amounted to $34,000, compared to $20,000 for the three months ended September 30, 2024. The increase in research and development expenses was mainly due to an increase in subcontracting expenses.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2025, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $302,000, compared to $229,000, for the three months ended September 30, 2024. The increase in general and administrative expenses for the three months ended September 30, 2025, was mainly due to an increase in stock-based compensation expenses offset by a decrease in professional services.

Financial Income (expenses), net. For the three months ended September 30, 2025, we had financial expenses of $17,000 compared to financial income of $7,000 for the three months ended September 30, 2024. The reason for the increase in financial expenses for the three months ended September 30, 2025, was mainly due to the decrease in the balance of our cash bank deposits which resulted in a decrease in interest income.

Net Loss. We incurred a net loss of $230,000 for the three months ended September 30, 2025, as compared to $211,000 for the three months ended September 30, 2024, for the reasons set forth above.

Comparison of the nine months ended September 30, 2025 and 2024

Revenues. Revenues for the nine months ended September 30, 2025 totaled $359,000, compared to $72,000 in revenues during the nine months period ended September 30, 2024. The increase in revenues was primarily attributable to the expansion of our IC Drone service operations, following the successful launch of the full cleaning season in May 2025. During 2024, the Company commenced its cleaning operations midway through the season, which limited revenue generation for that period. The increase in revenues for the nine months ended September 30, 2025 was partially offset by temporary disruptions to our regular business operations during the third quarter of 2025, resulting from the ongoing military operations in the Gaza Strip. Revenues also reflect the initial recognition of revenues from royalties derived from sales of the “Bird of Prey” stabilized weapons drone systems, through our Collaboration Agreement with Elbit, which contributed for the first time to our revenues for the period, while the majority of the revenues for the period continued to be generated from our IC Drone service activities.

Cost of revenues. Our cost of revenues for the nine months ended September 30, 2025, totaled to $156,000, compared to $41,000 in revenues during the nine months period ended September 30, 2024. The increase is attributable the increase in our IC Drone service activities.

Research and Development. Our research and development expenses for the nine months ended September 30, 2025, amounted to $79,000, compared to $137,000 for the nine months ended September 30, 2024. The decrease in research and development expenses was mainly due to allocating more resources to the execution of our IC Drone insulator service activities, and less on development activities.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2025, which consisted primarily of professional services, stock-based compensation expenses and legal expenses, amounted to $875,000, compared to $636,000 for the nine months ended September 30, 2024. The increase in general and administrative expenses for the nine months ended September 30, 2025, was mainly due to an increase in professional services and in stock-based compensation expenses.

Financial Income (expenses), net. For the nine months ended September 30, 2025, we had financial expenses of $17,000 compared to financial income of $44,000 for the nine months ended September 30, 2024. The reason for the increase in financial expenses for the nine months ended September 30, 2025, was mainly due to the decrease in the balance of our cash bank deposits which resulted in a decrease in interest income.

Net Loss. We incurred a net loss of $778,000 for the nine months ended September 30, 2025, as compared to a net loss of $698,000 for the nine months ended September 30, 2024, for the reasons set forth above.

Liquidity and Capital Resources

We had $361,000 in cash on September 30, 2025, versus $1,436,000 in cash on September 30, 2024. The reason for the decrease in our cash balance was due to the operating expenses described above. Cash used in operations for the nine months ended September 30, 2025, was $741,000 as compared to cash used in operations of $739,000 for the nine months ended September 30, 2024.

Net cash used in investing activities was $152,000 for the nine months ended September 30, 2025, as compared to net cash used in investing activities of $76,000 for the nine months ended September 30, 2024. The increase is mainly related to purchase of property and equipment.

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

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as reflected in the consolidated statements of operations and cash flows. As of September 30, 2025, we had an accumulated deficit of $11,940,000, and we expect to incur losses for the foreseeable future. We have historically financed our operations primarily through fundraising from various investors and the revenues that were generated from our operations to date were not sufficient to cover our losses. As a result, we remain dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We currently believe that our existing capital resources will be sufficient to support our operating plan through the second quarter of 2026. To support our planned growth, strategic initiatives and general working capital needs, we will likely seek to raise additional capital through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

Although we are actively pursuing opportunities to increase revenues, including the potential expansion of commercial sales in additional jurisdictions, some of these efforts remain at an early stage while other initiatives have progressed to more advanced stages of discussion. However, because none of these initiatives have resulted in binding agreements or firm commitments, there can be no assurance that any of them will materialize within our expected timeframes. If we are unable to successfully proceed with these initiatives, our need for additional capital may accelerate.

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our operations, delay or discontinue development activities, limit our manufacturing or commercial expansion plans, or take other actions that could materially harm our business, financial condition, and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If we issue debt securities, there may be negative covenants which may restrict our company’s activities. If adequate funds are not available to our company when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements included in this Quarterly Report do not include adjustments for measurement or presentation of assets and liabilities, which may be required should we fail to operate as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

We have filed a statement of defense against the complaint and believe that the allegations are baseless and without merit and intend to vigorously defend our rights. While at this stage it is early to assess the likelihood or potential loss, if any, with respect to the complaint, the Company does not believe the complaint will impact the continued performance of the agreement between Duke Israel and IEC, and we do not believe the complaint will have a material effect on our business, financial condition or results of operations.

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

Risks Related to Our Financial Condition and Capital Requirements

We believe our current cash on hand will not be sufficient to fund our projected operating requirements for a period of twelve months from the issuance of these interim financial statements included in this Quarterly Report. This raises substantial doubt about our ability to continue as a going concern.

We believe that our current cash on hand will not be sufficient to fund our projected operating requirements for a period of twelve months from the issuance of our interim financial statements including in this Quarterly Report. This raises substantial doubt about our ability to continue as a going concern and could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

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

On September 10, 2025, a ceasefire agreement was reached between Israel and Hamas, effectively ending the large-scale military operations in the Gaza Strip. As part of the agreement, all remaining living Israeli hostages have been released and returned to Israel. A number of deceased hostages remains are to be returned, and the parties continue to cooperate in that process. The ceasefire has generally held as of the date of these financial statements, although the security situation remains fragile, and the risk of renewed hostilities persists.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. During the quarter ended September 30, 2025, several of our contractors and regular consultants (and their spouses or partners) as well as employees of our customers in Israel have been called for reserve service,  resulting in temporary disruptions to our regular business operations during the third quarter of 2025. Additional employees (or their spouses or partners) or contractors may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

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

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 16, 2025).
3.2*	Composite Copy of the Company’s Articles of Incorporation as amended on October 15, 2024.
3.3*	Composite Copy (marked) of the Company’s Articles of Incorporation as amended on October 15, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2025	DUKE Robotics Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)