Form 10-K
period 2025-12-31
DUKE Robotics Corp.
filed 2026-03-12
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s Telephone Number: +972-054-5707050

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $4,120,827.

As of March 11, 2026, there were 2,252,151 shares of common stock, par value $0.0001 of the registrant issued and outstanding.

Documents Incorporated By Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	sales of our products and the development of new potential products;

●	the size and growth of our product market;

●	our activity in the civilian market;

●	our manufacturing capabilities;

●	our entering into certain partnerships with third parties;

●	obtaining required regulatory approvals for sales or exports of our products;

●	our marketing plans;

●	our expectations regarding our short- and long-term capital requirements;

●	that our financial position raises substantial doubt about our ability to continue as a going concern;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

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

ii

PART I

Item 1. Business.

Corporate Overview

We are a robotics company developing advanced robotic and drone-based systems. Our technologies include an advanced robotic stabilization system that enables remote, real-time, pinpoint-accurate firing of small arms and light weapons, as well as civilian drone-based solutions focused on infrastructure maintenance, which is a drone technology for conducting routine maintenance of critical infrastructure for electric utility insulator cleaning.

Although our stabilization technology was initially designed for use on unmanned aerial systems (“UAS”), our robotic solutions are adaptable to other military platforms and civilian applications.

Corporate History and Structure

We were founded in 2014 as Unlimited Aerial Systems, LLP (“UAS LLP”). Prior to 2020, we operated as a developer and manufacturer of commercial unmanned aerial systems, with a focus on providing quadrotor aerial platforms for law enforcement and first responder markets.

Duke Robotics Inc. (“Duke Inc.”) was formed in April 2016 and has a wholly owned Israeli subsidiary, Duke Airborne Systems Ltd. (“Duke Israel”), incorporated under the laws of the State of Israel. Duke Israel’s principal offices are located at 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel 2069203, and our telephone number is +972-054-5707050. Our website address is https://dukeroboticsys.com.

On March 9, 2020, we completed a share exchange transaction pursuant to which Duke Inc. became our majority-owned subsidiary (the “Share Exchange”). As a result of the Share Exchange, we adopted Duke Inc.’s business plan. On April 29, 2020, we entered into an Agreement and Plan of Merger with Duke Inc. and our wholly owned subsidiary, UAS Acquisition Corp. On June 25, 2020, Duke Inc. filed a Certificate of Merger with the State of Delaware, and the merger was consummated, resulting in Duke Inc. becoming our wholly owned subsidiary.

On February 18, 2025, we established Duke Robotics Hellas M I.K.E (“Duke Greece”), a wholly owned subsidiary formed under the laws of Greece. On January 13, 2026, Duke Greece received operational authorization from the Hellenic Civil Aviation Authority following completion of the Specific Operations Risk Assessment (“SORA”) process under EU Regulation 2019/947. This authorization enables IC Drone operations in Greece and aligns the system with European Union regulatory standards.

Effective October 22, 2020, our common stock began trading on the OTCQB Venture Market under the symbol “USDR.”

On October 28, 2024, we filed a Certificate of Amendment to change our corporate name from UAS Drone Corp. to DUKE Robotics Corp., effective November 4, 2024. In connection with the name change, our OTCQB trading symbol was changed from “USDR” to “DUKR,” effective November 4, 2024.

On March 4, 2026, we filed a Certificate of Change to effect a reverse stock split of the Company’s issued and outstanding common shares, par value $0.0001 per share at a ratio of 25-for-1 (the “Reverse Stock Split”), effective as of March 6, 2026. The Company will trade under a new CUSIP Number, 90344820. The Company’s Common Stock began trading on the OTCQB on a post-split basis at the market open on March 6, 2026. Following the Reverse Stock Split, the Company’s ticker symbol on the OTCQB is traded under the symbol DUKRD for 20 trading days, in accordance with OTC Marketplace rules.

Business Strategy and Technology Focus

Following the Share Exchange, we transitioned our strategic focus to advanced robotic stabilization systems for military and defense applications, while expanding into civilian infrastructure maintenance solutions.

Our business activities are focused on stabilized robotic systems for defense and homeland security applications and civilian drone-based solutions for infrastructure inspection and maintenance. Our commercialization efforts in the civilian market are primarily focused in Europe, with secondary efforts in other global markets, including the United States.

Defense and Stabilized Weapons Systems

Elbit Collaboration

On January 29, 2021, Duke Israel entered into a Collaboration Agreement with Elbit Systems Land Ltd. (“Elbit”) for the global marketing and sales, and the production and further development, of Duke’s stabilized weapons drone system mounted on a UAS, marketed under the commercial name “TIKAD.” Under the Collaboration Agreement, Elbit markets and deploys the stabilized weapons drone system under the brand name “Birds of Prey.” We are entitled to royalties from sales of this system in accordance with the terms of the agreement.

On April 2, 2025, we and Elbit executed a Supplement Letter expanding the collaboration to allow us to market the stabilized weapons drone system to military, defense, homeland security, and para-military customers, in coordination with Elbit. We are entitled to receive a commission, in the mid-single digit percentage range, from proceeds resulting from our marketing activities, in addition to royalties under the Collaboration Agreement. On July 9, 2025, we announced that we expect to receive initial royalty revenues from sales of the Birds of Prey system.

On August 28, 2025, we announced that the “Bird of Prey” stabilized weapons drone system was prominently featured in a comprehensive television report by Israel’s Channel 14 News examining the Israel Defense Forces’ (“IDF”) advanced weaponized drone warfare capabilities. The television report provided rare insight into the IDF’s ’secretive drone units’ and their revolutionary combat methodologies that have transformed modern battlefield operations, including in operational use throughout the “Iron Swords” war. The “Bird of Prey” system, which is developed and marketed as part of our strategic collaboration with Elbit was specifically highlighted in the broadcast as part of the coverage showcasing advanced weaponized drone technologies currently deployed by the IDF.

The report documented how these cutting-edge drone systems operate with “surgical precision” from the air, silently identifying, targeting, and neutralizing threats while keeping soldiers out of harm’s way.

Civilian Infrastructure Solutions

Insulator Cleaning Drone (IC Drone)

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone-based system designed for routine maintenance of critical infrastructure, including cleaning high-voltage electric utility cable insulators. In August 2022, Duke Israel entered into an agreement with the Israel Electric Corporation (“IEC”) to provide drone-enabled insulator cleaning systems. In October 2023, we completed our obligations under this agreement.

In August 2024, we entered into a new commercial agreement with the IEC for insulator cleaning services using the IC Drone. On November 11, 2024, following our commercial agreement with IEC from August 2024, we announced the commercial launch of the IC Drone and the transition of the technology into active service.

On November 25, 2024, we announced initial revenue generation under the August 2024 IEC agreement. The IEC committed to a minimum utilization level with a guaranteed payment in the low seven figures (in NIS) during the first year of the agreement. The IEC satisfied this minimum utilization commitment, and on May 27, 2025, extended the agreement for an additional year.

The IC Drone provides: (i) enhanced safety and precision for high-voltage insulator cleaning; (ii) reduced water usage supporting environmental sustainability; and (iii) lower operational costs compared to traditional maintenance methods.

On June 10, 2025, we announced the launch of our next-generation Insulator Cleaning Drone System (“ICDS2”), featuring:

●	Extended flight and operational time;

●	Increased maximum takeoff weight;

●	Enhanced stability and position holding;

●	Advanced radar capabilities; and

●	Improved cleaning durability.

The ICDS2 was deployed at the start of the 2025 insulator cleaning season, marking a full-season operational timeline.

AEROTRACE™

In February 2026, we introduced AEROTRACE™, an aerial monitoring and intelligence solution designed to support infrastructure operators in assessing asset conditions and enhancing situational awareness. AEROTRACE™ integrates aerial data capture with software-driven analytics, including AI-assisted image analysis, and may be deployed as a standalone solution or in conjunction with our IC Drone services.

Intellectual Property

On June 15, 2021, Duke Israel received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System,” relating to the Company’s robotic stabilization technology.

Capital Structure and Financings

Equity Incentive Plan

On May 27, 2021, our board of directors approved the 2021 Equity Incentive Plan (the “2021 Plan”). On March 18, 2025, our board approved an increase in the number of shares available under the 2021 Plan from 192,000 to 360,000 shares. On March 10, 2026, our Board approved an increase in the number of shares available under the 2021 Plan from 360,000 to 440,000  shares, and also approved to adjust the number of shares under the 2021 Plan and the numbers of options and per-option exercise price of the options that were already granted pursuant to the Reverse Stock Split ratio of 25:1.

Private Placements

On May 11, 2021, we entered into securities purchase agreements with eight non-U.S. investors (the “Investors”) in a private placement offering in which we agreed to issue and sell an aggregate of: (i) 500,000 shares of common stock at a price of $10 per share; and (ii) warrants to purchase 500,000 shares of common stock. The warrants were exercisable immediately and for a term of 18 months and had an exercise price of $10 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the Investors executed a second extension agreement, such that the term of the warrants was to expire on November 11, 2024.

On June 20, 2024, we entered into a Warrant Amendment Agreement (the “Warrant Amendment Agreement”) with the Investors to amend the terms of the warrants issued in connection with the May 11, 2021 securities purchase agreements. Under the Warrant Amendment Agreement, we and the Investors agreed to: (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price, increasing it from $10 per share to $16.25 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if the exercise would result in the holder beneficially owning more than 19.99% of our common stock immediately following the exercise. On March 10, 2026, we entered into an additional Warrant Amendment Agreement with the Investors pursuant to which we extended the term of the warrants, to expire on May 1, 2031.

On December 30, 2025, we entered into securities purchase agreements with seven (7) non-U.S. investors, pursuant to which we, in a private placement offering, agreed to issue and sell to the investors an aggregate of: (i) 83,338  shares of our common stock at a price of $9 per share (the “Purchase Price”); and (ii) warrants to purchase 83,338  shares of common stock. The warrants have an exercise price of $16.25 per share, are exercisable immediately and expire on November 30, 2026, subject to extension to May 30, 2028 if a public offering or other qualifying financing of at least $2,500,000 has not occurred prior to such date. In addition, the securities purchase agreement contains a make whole provision that provides for the investors to receive additional shares of common stock in the event that we consummate a firm-commitment underwritten public offering on a major stock exchange by November 30, 2026 at a price per share (after giving effect to a 20% discount) that is less than the Purchase Price. The aggregate gross proceeds from the offering were approximately $750,000 and the offering closed on January 6, 2026. Proceeds from the offering were used for general corporate purposes and working capital, including supporting our operational and commercialization initiatives. On March 10, 2026, we entered into an additional Warrant Amendment Agreement with the Investors pursuant to which we extended the term of the warrants, to expire on May 1, 2031.

Authorized Capital Increase

On October 15, 2025, we filed a Certificate of Amendment to increase our authorized common stock from 100,000,000 to 350,000,000 shares and to authorize up to 10,000,000 shares of blank-check preferred stock.

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

Currently, the global standard for routine cleaning of insulators involves the use of helicopter fleets and crane trucks. The cleaning routine requires getting near to active high voltage lines and using high-pressure washers carried by helicopters or crane trucks. Such process is considered extremely dangerous and bears significant risks of electricity shock or an impact of the helicopter blades with the electricity grid resulting in damages to the grid line and possible harm to human life.

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

Products

IC Drone

Our IC Drone is a first-of-its-kind robotic, drone-enabled system for cleaning electric utility insulators. The IC Drone’s unique system, based on Duke’s advanced intellectual property and know-how, integrates algorithms, autonomous systems, and robotic technologies used in mission-critical applications.

Our IC Drone offers a revolutionary, safer and cost-efficient, method for maintenance of high voltage electrical infrastructure, which require routine cleaning of insulators in order to optimize system efficiency and prevent power outages. Currently, the global standard for routine cleaning of insulators involves the use of helicopter fleets and crane trucks.

Our aim is to expand our IC Drone service offerings to additional utility providers worldwide while continuing to develop new solutions to address evolving industry needs. Accordingly, we are also developing AI-driven monitoring and analytics solutions designed to support continuous inspection, anomaly detection and predictive maintenance for power grids and other critical utility infrastructure. These solutions are being advanced both internally and, in certain cases, through collaborations with third-party technology partners.

On June 10, 2025, we announced the launch of our next-generation Insulator Cleaning Drone System, representing a significant technological advancement in our innovative utility maintenance drone solution. The ICDS2 builds upon our proven IC Drone technology with substantial performance improvements designed to enhance operational capabilities for utility providers worldwide. The ICDS2 is agnostic to the drone platform and can be adjusted and adapted to fit and be mounted on other type of drone platforms that meet our specifications and certification.

The ICDS2 features several key technological advancements over its predecessor:

●	Extended Flight and Operational Time: Offering longer flight duration, enabling more efficient servicing of multiple high-voltage insulators in every flight mission.

●	Increased Maximum Takeoff Weight: A considerably higher payload capacity allows the system to carry more cleaning agent, allowing longer refill intervals and enhancing operational efficiency.

●	Enhanced Stability and Position Holding: Advanced stabilization algorithms and improved communication systems deliver superior precision during cleaning operations, enabling operational capabilities even in more challenging weather conditions.

●	Advanced Radar System: Next-generation sensors provide improved detection capabilities, enhancing safety and allowing for operations in more complex environments.

●	Superior Cleaning Durability: Reinforced cleaning mechanisms and optimized water delivery systems increase cleaning effectiveness while reducing maintenance requirements.

AEROTRACE™ aerial monitoring and intelligence solution

In February 2026, we announced the introduction of AEROTRACE™, an aerial monitoring and intelligence solution, integrating a combination of capabilities and developments in the fields of hardware, sensors, software and artificial intelligence (“AI”), including through collaboration with other parties, designed to support infrastructure operators in assessing asset conditions and enhancing situational awareness. AEROTRACE™ integrates aerial data capture with software-driven analytics, including AI-assisted image analysis, to help identify areas of interest and potential anomalies across large-scale and distributed infrastructure assets. AEROTRACE™ is designed to be deployed as a standalone monitoring solution and may also complement our existing robotic IC Drone services by informing maintenance planning and prioritization. The introduction of AEROTRACE™ reflects our ongoing efforts to expand its technology portfolio beyond robotic hardware to include data- and intelligence-driven solutions.

UAS Octocopter Integrated with Stabilized Robotic Gimbal Remote Weapon Systems

Our advanced 6 Degrees of Freedom (“DOF”) robotic system enables remote, real-time, pinpoint accurate firing of small arms and light weapons that can achieve pinpoint accuracy regardless of the movement of the weapons platform or the target. It is intended primarily for Military and homeland security purposes and our lightweight robot allows accurate firing from various configurations consisting of UAS-mounted, land-mounted on light all-terrain vehicles and sea-mounted on boats.

Through Duke Israel we entered into a Collaboration Agreement with Elbit for the global marketing and sales, and the production and further development by Elbit of our developed advanced robotic system mounted on a UAS, armed with lightweight firearms, which we then marketed under the commercial name “TIKAD”.

Elbit is marketing the drone-mounted remote weapon systems, including a system in the name of “Bird of Prey”.

Assembly and Testing

Our manufacturing facility of the ICDS that is mounted on the drone, is located in Israel. The manufacturing process of our ICDS largely consists of the assembly, integration and testing of purchased components.

We purchase custom-made machined parts and other components required for production of the ICDS from third-party manufacturers. We source parts and materials from approximately twenty suppliers located primarily in the United States, Europe, Israel and China. Although certain components are manufactured to our specifications, we believe they are common in nature and can be obtained from alternative suppliers if needed. We are not dependent on any single supplier. However, if a supplier discontinues delivery, identifying a replacement source may result in additional cost and manufacturing delays.

The manufacturing process for our ICDS primarily consists of the assembly, integration, and testing of purchased components. As part of the testing process, components are evaluated and approved against the expected points of failure during extended and high-intensity operations, including tests of load-carrying capacity, software performance, and compliance with electrical utility safety and live-line standards. Following laboratory testing, the ICDS and the UAS platforms undergo a multi-stage field-testing process designed to validate the performance of each system function. The ICDS is then mounted and integrated onto third-party commercially available drones, followed by airborne testing phases.

Our ICDS is designed to be drone-platform agnostic and can be adapted to different drone platforms that meet our defined specifications and regulatory certifications. We currently utilize a commercially available drone (including its batteries and chargers) manufactured by a well-known international drone manufacturer, which has been deployed by us in thousands of flight hours.

We have built an in-house laboratory to support assembly, system integration, testing and ongoing commercialization activities. We believe the current size and capacity of this laboratory will be sufficient to support our near-term production and commercialization needs.

Pursuant to our Collaboration Agreement with Elbit, manufacturing of the defense-market variant of our technology—branded as the “Bird of Prey”—is conducted by Elbit. Research and development related to the defense variant is likewise carried out by Elbit, while we retain the contractual right to make mutual and unlimited use for civilian applications of any new knowledge developed by Elbit under the collaboration.

Our research and development capabilities support both ongoing improvements to the ICDS and the development of new applications for utility and infrastructure customers. In collaboration with the IEC, we continue to develop complementary capabilities such as hydrophobic coating applications for insulators. In parallel, we are developing AI-based monitoring solutions for power grids and other critical utility infrastructure, including through collaborations with third parties. These capabilities are expected to integrate with and enhance the performance, safety, and value proposition of our robotic aerial service systems.

Market Strategy

Civilian Market

We are currently focused on expanding the commercialization of the IC Drone, a first-of-its-kind robotic, drone-enabled system for cleaning electric utility insulators, in the civilian market. The unique system, based on our advanced intellectual property and know-how, integrates algorithms, autonomous systems, and robotic technologies used in mission-critical applications.

On August 15, 2022, we signed an agreement with the IEC to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we successfully completed our obligations under our agreement with the IEC by proving the efficiency and safety that comes by using our IC Drone. Following that successful pilot, in August 2024, we, through Duke Israel, entered into another agreement with the IEC to provide high-voltage insulator washing services using the IC Drone system and on May 27, 2025, IEC extended the agreement for an additional year.

On February 18, 2025, we announced that we established Duke Greece, which is focused on expanding our innovative IC Drone technology in Greece. Our IC Drone technology provides utility companies with a safer, more efficient, and environmentally sustainable solution for maintaining high-voltage electric infrastructure as well as potential other applications of our technologies and capabilities. The IC Drone’s proven success with the IEC demonstrates its significant market potential for broader deployment across additional regions and sectors. On January 13, 2026, we announced that Duke Greece, received operational authorization for its IC Drone system from the HCAA, Greece’s civil aviation regulator. The authorization to operate the IC Drone in Greece was granted following Duke Greece’s successful completion of the SORA process, a comprehensive, risk-based methodology developed by the EASA to ensure that complex drone operations are conducted safely and in compliance with EU Regulation 2019/947. The authorization permits Duke Greece to conduct drone flights as part of its IC Drone product. With the receipt of this authorization, Duke Greece has completed the regulatory process required to enable IC Drone operations in the Greek market. The SORA framework is an accepted means of compliance under EASA regulations governing drone operations across all European Union member states. While authorizations remain subject to review by individual national aviation authorities, the completion of the SORA process under the EU-harmonized framework aligns the IC Drone system with the regulatory standards applicable across the EU.

We are currently in the initial phases of our global expansion strategy and remain focused on leveraging our proprietary technologies to unlock new growth opportunities in the civilian sector. We aim to expand our IC Drone service offerings to additional utility providers worldwide while continuing to develop new solutions to address evolving industry needs.

Defense and Military Market

We expect that our growth in the defense and military market, through our Collaboration Agreement with Elbit, will initially derive from sales of robotic technology mounted on UAS Octocopter platform, and later from sales of our robot mounted on other platforms, such as light all-terrain vehicles and boats.

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

To protect certain key technologies, we have currently only submitted a U.S. patent Application for stabilization system patents. On June 15, 2021, we announced that our wholly owned Israeli subsidiary, Duke Airborne Systems Ltd., received a notice of allowance from the U.S. Patent and Trademark Office for a patent titled “Stabilization System” regarding its stabilization technology incorporated in its advanced robotic system. We do not know whether any of our current or future patent applications will result in the issuance of any patents. We currently do not have pending patent applications or approved patents in any other country.

Certain of our product and solution names, including AEROTRACE™, are used by us in connection with our business and offerings. AEROTRACE™ is a product name used by us and we are in the process of preparing an application to register the name as a trademark. Until such registration is completed, we rely on common law rights and other applicable protections with respect to such product names.

Sales and Marketing

Civilian Sector

Marketing and sales efforts are currently concentrated on the IC Drone as well as other potential applications of the Company’s technologies and capabilities, using company service providers, agent and related electric infrastructure companies. The current marketing efforts increased significantly following the official launch of the latest version of the IC Drone in June 2025 and the establishment of our wholly owned subsidiary Duke Greece in February 2025.

Defense and Military Market

On January 29, 2021, we, through Duke Israel, and Elbit entered in the Collaboration Agreement. Pursuant to the Collaboration Agreement, Duke Israel has granted Elbit a worldwide exclusive license for the use of Duke Israel’s know-how and intellectual property and the marketing, sales, production, and further development of the system we marketed under the name TIKAD (“System”) for military, defense, homeland security, and para-military uses. As consideration for granting the worldwide exclusive license, Elbit will pay Duke Israel royalties from revenues received from worldwide sales of the System, with royalty rates ranging from low to mid-double-figure percentages, depending on the tiers of the selling price of System, for a period starting from the date of the Collaboration Agreement until 15 years following receipt of $50 million in cumulative revenues from sales of System units. In addition, Duke Israel agreed to pay Elbit similar rates of royalties for revenues received by Duke from sales of its advanced robotic system for civil use, if such systems will include new know-how developed by Elbit.

On April 2, 2025, we and Elbit executed a Supplement Letter expanding the collaboration to allow us to market the stabilized weapons drone system to military, defense, homeland security, and para-military customers, in coordination with Elbit. We are entitled to receive a commission, in the mid-single digit percentage range, from proceeds resulting from our marketing activities, in addition to royalties under the Collaboration Agreement.

Marketing and sales efforts related to the System are led by Elbit due to our Collaboration Agreement with Elbit, and we are aware that Elbit is marketing drone-mounted remote weapon systems, including a system in the name of “Bird of Prey”.

Competition

Civilian Sector

To our knowledge there are several drone based systems for cleaning different types of infrastructures including solar panels, wind turbines, buildings, windows, etc., using high pressure water. We believe such systems are not designed to handle the challenges that come with cleaning high voltage power grid insulators due to the high voltage environment that affects the drones.

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

“The American Security Drone Act (ASDA)”. The ASDA, part of the National Defense Authorization Act (NDAA), bans U.S. federal agencies from procuring or operating drones manufactured in “covered foreign entities,” primarily targeting China, due to security risks. It prohibits the use of federal funds for such drones and mandates the removal of existing foreign drones from federal inventory, with limited exceptions for, e.g., research or emergency operations.

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

Civil Aviation Regulations. Several of our products for commercial aviation applications are subject to flight safety and airworthiness standards of the U.S. Federal Aviation Administration and similar civil aviation authorities in Israel, Greece, the EU, and other countries. On January 13, 2026, Duke Greece received operational authorization from the Hellenic Civil Aviation Authority following completion of the SORA process under EU Regulation 2019/947. This authorization enables IC Drone operations in Greece and aligns the system with European Union regulatory standards.

Environmental, Health and Safety Regulations. We are subject to a variety of environmental, health and safety laws and regulations in the jurisdictions in which we have operations. This includes regulations relating to air, water and ground contamination, hazardous waste disposal and other areas with a potential environmental or safety impact.

Employees

We engage three (3) executive officers: our Chief Executive Officer (“CEO”), Chief Technology Officer (“CTO”) and our Chief Financial Officer (“CFO”) as well as one (1) additional employee that serves as our Vice President Business Development. We engage freelance contractors and consultants in order to limit our operating expenses and therefore allowing us to scale as necessary. We maintain long-term relationships with these freelance contractors and consultants.

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

We believe that our current cash on hand will not be sufficient to fund our projected operating requirements for a period of twelve months from the issuance of our annual financial statements including in this Annual Report. This raises substantial doubt about our ability to continue as a going concern and could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

Risks Related to our Business and Industry

We have a limited operating history and have generated limited revenues to date.

Our limited operating history makes evaluating the business and future prospects difficult and may increase the risk of your investment. Our operating subsidiary in Israel was formed in March 2014. To date, we have generated limited revenues, through our commercialization efforts with respect to our products. We intend in the long-term to derive substantial revenues from the sales of the IC Drone, as well as future models of other robots and our UAS platforms for both military and civilian use, but there can be no assurance that we will be able to do so.

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

We expect that we will need to raise additional funds to continue the design, manufacture, sale and servicing of the IC Drone and our stabilized robotic technology as well as develop future robot products and other platforms for the implementation of our products. We believe that we will need to raise additional capital in the future to fund our research and development and commercialization efforts. If we seek to raise additional capital, we may do so through the issuance of equity, equity-related, or debt securities or through obtaining credit from government or financial institutions or other persons. This capital will be necessary to fund ongoing operations, continue research, development and design efforts, establish a sales infrastructure and make the investments in tooling and equipment required to develop and manufacture our products. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans. Terms of subsequent financing, if any, may adversely impact your investment.

We have limited funds, and such funds are not fully adequate to fully support our future development and business plans. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to obtain funding.

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

Our revenues will depend heavily on government contracts

We expect to derive most of our immediate future revenues from the civilian sector or from governmental and quasi-governmental customers in the energy utility sector. As a result, our revenues may be concentrated among a relatively limited number of customers, and the loss of, or a material reduction in business from, any significant customer could have a disproportionate adverse effect on our revenues, results of operations and cash flows. Governmental and quasi-governmental customers are subject to budgeting, appropriations and procurement processes that are inherently uncertain and may be delayed, reduced or eliminated due to numerous factors, including changes in political leadership, shifting policy priorities, macroeconomic conditions and geo-political events that are beyond our control. The funding of government programs could be reduced or eliminated due to numerous factors, including geo-political events and macro-economic conditions that are beyond our control. Reduction or elimination of government spending under our contracts would imperil the sales of our products and may cause a negative effect on our revenues, results of operations, cash flow and financial condition.

In addition, our business is subject to heightened regulatory and compliance requirements applicable to government contractors and suppliers to operators of critical infrastructure, including requirements relating to cybersecurity, data protection, export controls, safety certifications, reporting obligations and audit rights. Compliance with these requirements may increase our operating costs, require significant management attention and expose us to fines, penalties, contract termination, suspension or debarment if we fail to comply.

Our contracts with governmental and quasi-governmental customers may also limit our ability to pass through cost overruns, inflationary pressures or other pricing increases, which could adversely affect our margins and profitability.

Political developments, changes in government policy or international relations and heightened sensitivity around defense, security and critical infrastructure technologies may further restrict our ability to compete for contracts or may subject our products and operations to increased scrutiny.

The deployment of our products and technologies in high-risk or mission-critical applications, including critical infrastructure maintenance or security-sensitive environments, may expose us to increased litigation risk, including claims arising from alleged product failures, malfunctions, property damage, personal injury or other adverse events. Defending against such claims could be costly and time-consuming and could result in significant damages, reputational harm or limitations on our ability to deploy our technologies.

Any actual or perceived failure of our products, or adverse publicity related to their use in high-risk environments, could also result in reputational harm that may adversely affect our relationships with customers, regulators and other stakeholders.

A substantial portion of our expected revenues is subject to Israeli export control regulations, and any failure to obtain or maintain required approvals or licenses could materially and adversely affect our business, results of operations and financial condition.

The sale and export of the “Bird of Prey” stabilized weapons drone systems by Elbit are subject to extensive regulation by the Israeli Ministry of Defense (“IMOD”) and other governmental authorities. Israeli law regulates the export of defense-related hardware, software and technology, as well as certain “dual-use” items, and generally requires the receipt of marketing approvals and export licenses prior to offering, selling or exporting covered products. We are required to obtain and maintain applicable IMOD approvals for each relevant transaction, and such approvals may be delayed, conditioned, limited, revoked or not renewed. As a result, our revenues from royalties for sales of the “Bird of Prey” stabilized weapons drone systems through our collaboration with Elbit are highly dependent on Elbit’s continued ability to obtain and maintain the necessary approvals and licenses in a timely manner. Any delay, denial, revocation or non-renewal of required export approvals or licenses, changes in Israeli export policy, geopolitical developments, or heightened regulatory scrutiny could restrict or prevent marketing, selling or delivering of these products to certain customers or in certain jurisdictions.

In addition, non-compliance with applicable export control laws or regulations could result in fines, penalties, suspension or revocation of licenses, criminal liability, reputational harm and restrictions on our ability to conduct future export activities. Any of these outcomes could materially and adversely affect our business, results of operations and financial condition.

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

The manufacturing process for some of our products largely consists of the assembly, integration and testing of purchased components. If a supplier stops delivery of such components, finding another source could result in added cost and manufacturing delays. Our supply chain may also be exposed to broader risks beyond individual supplier performance, including limited availability of certain specialized or critical components, subcomponents or raw materials, such as electronics, sensors, batteries, semiconductors or materials that may be sourced from a limited number of suppliers or geographic regions. Moreover, if our subcontractors fail to meet their design, delivery schedule or other obligations we could be held liable by our customers, and we may be unable to obtain full or partial recovery from our subcontractors for those liabilities. In addition, certain components or materials used in our products may be subject to export controls, trade restrictions, tariffs, sanctions or embargoes, including restrictions related to dual-use technologies, defense-related systems or materials sourced from jurisdictions subject to heightened regulatory scrutiny. Changes in trade policy, geo-political tensions or the imposition of new sanctions or embargoes could limit our ability to procure components, require us to redesign products, seek alternative suppliers or obtain governmental approvals, any of which could result in increased costs, production delays or reduced margins.

Supply chain disruptions may also arise from macroeconomic conditions, inflation, labor shortages, transportation constraints, natural disasters or other events beyond our control, which could further impact the availability, quality or cost of components used in our products.

The foregoing risks could have a material adverse effect on our operating results.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 12, 2026, we have engaged three (3) executive officers, our CEO, CTO and our CFO. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We were granted a patent with the United States Patent and Trademark Office to protect certain of our key technologies, however, we cannot assure you that we will be able to control all of the rights for all of our intellectual property. We do not know whether any of our future patent applications, if any, will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to technologies or processes used by or competitive with ours. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or may even be superior to ours.

Rapid advances in artificial intelligence, machine learning and automation technologies may further increase competitive pressure and could, over time, enable competitors or third parties to replicate, approximate or otherwise achieve similar functional outcomes to certain aspects of our technologies without infringing our patents or proprietary rights. While we believe that our technology stack is differentiated by its control software, hardware design and system-level engineering, there can be no assurance that advances in AI-driven modeling, simulation or autonomous control systems will not reduce the technological barriers to entry in our markets or diminish the competitive advantage of our proprietary solutions.

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

In addition, we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with all of our executive officers, employees, consultants and advisors, however, such agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. However, we have not executed confidentiality agreement or non-compete agreements with our third-party suppliers and there is no restriction on their working with our competitors or selling our component designs to other parties. In that regard, we deem our complex kinematic algorithms and control software to be our most valuable intellectual property and is done in-house only with no sub-contractor involved. In that regard, while our complex kinematic algorithms and control software are developed entirely in-house and are not shared with subcontractors, we primarily rely on a combination of trade secret protection, copyright law and contractual confidentiality measures to protect these technologies. Trade secret protection depends on our ability to maintain the secrecy of the underlying information, and may be lost if such information is disclosed, misappropriated or independently developed by third parties. Copyright protection generally protects the expression of software code, but does not prevent others from developing independent software, algorithms or systems that perform similar functions or achieve comparable results.

These forms of protection are subject to inherent limitations and weaknesses, including risks arising from employee turnover, cybersecurity incidents, unauthorized access, reverse engineering, inadvertent disclosure during product deployment or customer support, and the use of third-party components or interfaces. In addition, enforcement of trade secret or copyright rights can be costly, uncertain and time-consuming, particularly in foreign jurisdictions where legal protections and remedies may be more limited. As a result, we may be unable to prevent competitors from replicating or approximating aspects of our proprietary technologies, which could materially adversely affect our competitive position and business.

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

Our current executive officer and directors hold approximately 21.38% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding common shares, including one    such shareholder who beneficially owns approximately 19.98% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who beneficially owns more than 5% of our outstanding common shares. Although none of these non-affiliated stockholders currently have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining their vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

Because we originally became a public company through a reverse merger, we may continue to face challenges in attracting analyst coverage and institutional investor interest.

We originally became a public company through a reverse merger, rather than through a traditional underwritten initial public offering. Companies that enter the public markets through reverse mergers often receive less attention from securities analysts and institutional investors, and such perceptions may persist notwithstanding our uplisting to a national securities exchange. Because no investment bank acted as an underwriter in connection with our becoming a public company, there is no broker-dealer with an inherent incentive to provide research coverage of our company. The absence or limited availability of research coverage may reduce the visibility of our business in the public markets, which could limit investor interest, reduce trading volume and adversely affect the market price and liquidity of our securities. Although our uplisting may increase our visibility and improve access to a broader investor base, there can be no assurance that analysts will initiate or maintain coverage of our company following the uplisting or that we will be able to attract institutional investors.

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

Sales of a substantial number of shares of our common stock, including shares that may be issued upon the exercise or conversion of outstanding securities or become freely tradable under Rule 144, could cause the market price of our common stock to decline.

Out of the currently 2,252,151 outstanding shares of our common stock of which only 834,681 were registered pursuant to a registration statements on Form S-1 with the SEC on June 5, 2020, the rest of our shares of common stock that are currently outstanding are “restricted securities” within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold only pursuant to an effective registration statement under the Securities Act, in compliance with Rule 144, or under another available exemption from registration, and in each case in compliance with applicable state securities laws.

In general, once the applicable holding period and other requirements of Rule 144 are satisfied, a person who is not an “affiliate” of our company and has not been an affiliate during the preceding three months may resell restricted shares without limitation. Affiliates may resell restricted shares in accordance with the volume, manner of sale and other limitations of Rule 144, which, among other things, generally limit the number of shares that may be sold within any three-month period to the greater of 1% of the then-outstanding shares of our common stock or the average weekly trading volume of our common stock on the principal trading market during the four calendar weeks immediately preceding the sale.

If our existing stockholders, particularly our affiliates or significant stockholders, sell substantial amounts of our common stock in the public market, or the perception exists that such sales may occur, the market price of our common stock could decline. Any such sales, or the perception that they may occur, could also impair our ability to raise additional capital through the sale of equity or equity-linked securities in the future.

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

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Risks Related to Israeli Law and Our Operations in Israel

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

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

Following Hamas’s attack on Israel, other regional hostilities became more pronounced and evolved into a multi-front war. This included a northern front war between Israel and Hezbollah in Lebanon. As of the end of November 2024, Israel entered into a ceasefire agreement with Hezbollah, but there are no assurances as to whether the agreement will hold or whether further hostilities with Hezbollah will resume. In addition, the Iranian-backed Houthi Movement in Yemen launched direct attacks on Israel involving drones and missiles, and attacked container ships on the Red Sea. Such disruption to our operations previously included certain delays and diversions of the import of certain components for manufacturing and production as a result of reduced air travel and the attacks on container ships on the Red Sea route by the Houthi Movement. However, following the announcement of a ceasefire with Hamas, the Houthi Movement has stated that it will suspend such attacks, so long as the ceasefire with Hamas remains in place, and the immediate risk of further disruption has temporarily decreased.

In April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles. On June 13, 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran aimed to disrupt Iran’s capacity to coordinate or launch further hostilities against Israel, as well as disrupt its nuclear program.  For 12 days, both sides launched attacks against one another, with Iran targeting civilian infrastructure. As a result of the escalation with Iran, Israel temporarily closed its airspace and ceased all port activity related to commercial shipments. On June 22, 2025, the United States military joined Israel in launching strikes directly targeting nuclear infrastructure in Iran. More recently, in February 2026, hostilities between Israel and Iran escalated again. In late February 2026, the United States and Israel conducted a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved.

Further escalation, whether involving direct confrontation between Israel and Iran or through regional proxy groups, could result in additional mobilization of reserve personnel, further restrictions on movement or commerce, damage to infrastructure, supply chain interruptions, disruptions to global energy markets, and heightened cybersecurity threats. Any of the foregoing could materially and adversely affect our operations, financial condition, and results of operations, particularly if disruptions are prolonged or recur.

While the intensity and duration of the multi-front conflict have been difficult to predict, the current ceasefire marks a potential shift towards stability in the region. If sustained, this could reduce disruptions to our business and operations, and on Israel’s economy in general. However, if the war resumes or expands to other fronts, our operations may be harmed.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business. Moreover, we cannot predict how this war will ultimately affect Israel’s economy in general, which may involve a downgrade in Israel’s credit rating by rating agencies (such as Moody’s outlook rating of Israel as “stable” and rating level as Baa1). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company.

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

We incur expenses in U.S. dollars, Euro and NIS, but our financial statements are denominated in U.S. dollars. The U.S. dollar is our functional currency. However, as we also incur expenses in NIS and Euro, we are affected by foreign currency exchange fluctuations through both translation risk and transaction risk. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar or the Euro, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected.

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

Undetected defects or malfunctions in our products could impair our financial results, harm our reputation and expose us to significant product liability claims that may not be adequately covered by insurance.

Our products and systems are complex and may contain undetected defects in design, production or testing. If such defects or malfunctions were to occur, we could incur substantial repair, replacement or service costs, suffer reputational harm and experience delays or disruptions in our operations. In addition, defects or malfunctions in our products could result in serious injury, loss of life or other adverse effects, which could expose us to significant product liability claims. We may not be able to obtain or maintain product liability or other insurance at reasonable cost or on acceptable terms, or such insurance may not fully cover all potential liabilities. Even where insurance coverage is available, it may be subject to coverage limits, exclusions or deductibles that could leave us exposed to substantial uninsured losses. Any significant product liability claims, increased insurance costs or uninsured liabilities could materially and adversely affect our business, results of operations and financial condition.

Our business depends on proprietary technology that may be infringed.

Many of our systems and products depend on our proprietary technology for their success. Like other technology-oriented companies, we rely on a combination of trade secrets, copyrights and trademarks, together with non-disclosure agreements, confidentiality provisions in sales, procurement, employment and other agreements and technical measures to establish and protect proprietary rights in our products. While we are in the process of seeking patents for our technology, there is no guarantee that such patents will be granted. Our ability to successfully protect our technology may be limited because:

●	intellectual property laws in certain jurisdictions may be relatively ineffective;

●	detecting infringements and enforcing proprietary rights may divert management’s attention and company resources;

●	contractual measures such as non-disclosure agreements and confidentiality provisions may afford only limited protection;

●	any patents we may receive will expire, thus providing competitors access to the applicable technology;

●	competitors may independently develop products that are substantially equivalent or superior to our products or circumvent our intellectual property rights; and

●	competitors may register patents in technologies relevant to our business areas.

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

Item 2. Properties.

Our principal executive office is currently located at 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel, which is approximately 240 square meters (approximately 2,600 square feet). In April 2022, Duke Israel entered into a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The property became available for the Company’s use on February 1, 2023. The option to extend the lease for additional 2 years, starting February 1, 2026, was exercised. In addition, pursuant to an agreement entered into by Duke, we have the right to use office space and receive other administrative services at a location in the State of Florida, and pursuant to an agreement entered into by Duke Greece, it has the right to use office space and receive other administrative services at a location in Athens, Greece.

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

We filed a statement of defense against the complaint. On February 26, 2026, the court issued a decision ordering the dismissal of the complaint without prejudice. The court’s decision also stipulated that if the Plaintiff files a new complaint in this matter, then as a condition to filing such a complaint the Plaintiff will pay the us additional expenses.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “DUKR.” As of March 11, 2026, there were 159 holders of record of our common stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

On March 10, 2026, our board of directors approved the following grants pursuant to our 2021 Plan: (i) options to purchase 16,000 shares of our common stock to each of Yossef Balucka, our Chief Executive Officer, and Erez Nachtomy, our Vice Chairman; (ii) options to purchase 10,000 shares of our common stock to Shlomi Zakai, our Chief Financial Officer; and (iii) options to purchase 4,000 shares of our common stock to each of Vadim Maor, our Chief Technology Officer, Eran Antebi, a member of our board of directors, and Keren Gousman, a member of our board of directors. Each of the aformentioned options have an exercise price of $7.88 per share, a term of six (6) years from issuance and vest over a three (3) year period, with one third vesting on each of the first three anniversaries of the dates of grant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2025 and December 31, 2024 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

We were founded in 2014 as UAS LLP, and until the consummation of the Share Exchange Agreement, we were a developer and manufacturer of commercial unmanned aerial systems, or drones, intending to provide a superior Quadrotor aerial platform at an affordable price point in the law enforcement and first responder markets.

On March 9, 2020, we closed on the Share Exchange Agreement under which Duke Inc. became our majority-owned subsidiary. Such closing date is referred to as the “Effective Time.” As a result of the Share Exchange, the Company adopted the business plan of Duke Inc.

On April 29, 2020, we, Duke Inc., and UAS Sub, executed an Agreement and Plan of Merger, under which UAS Sub was to merge, upon the satisfaction of customary closing conditions, with and into Duke Inc., with Duke Inc. surviving as our wholly-owned subsidiary. Under the Merger Agreement, we intended to acquire the remaining outstanding shares of Duke Inc. held by those certain Duke Inc. shareholders who did not participate in the Share Exchange. On June 25, 2020, Duke Inc. filed a Certificate of Merger with the State of Delaware, and consequently, Duke Inc. became our wholly-owned subsidiary and the Short-Form Merger was consummated.

Duke Inc. has a wholly-owned subsidiary, Duke Israel, which was formed under the laws of the State of Israel in March 2014 and became the sole subsidiary of Duke Inc. after its incorporation. On February 18, 2025, we announced that we established Duke Greece, a wholly owned subsidiary, formed under the laws of Greece, and on February 24, 2025 we appointed Mrs. Alexandra Papaconstantinou to provide management services as the Managing Director of Duke Greece. Our mailing address is 10 HaRimon Street, Mevo Carmel, Israel 3903212, and our telephone number is +972-054-5707050. Our website address is https://dukeroboticsys.com.

Effective as of October 22, 2020, our common stock began to be quoted on the OTCQB tier Venture Market, under the symbol “USDR”.

Effective as of March 6, 2026, our commons stock began trading following the Reverse Stock Split of the Company’s issued and outstanding common shares, par value $0.0001 per share at a ratio of 25-for-1, under a new CUSIP Number 90344820 and under the symbol DUKRD for 20 trading days, in accordance with OTC Marketplace rules.

On January 29, 2021, we, through Duke Airborne Systems Ltd. (“Duke Israel”), and Elbit, entered into a Collaboration Agreement for the global marketing and sales, and the production and further development by Elbit of our developed advanced robotic system mounted on a UAS, armed with lightweight firearms, which we then marketed under the commercial name “TIKAD.” On April 2, 2025 we and Elbit executed a Supplement Letter to the Collaboration Agreement relating to the stabilized weapons drone system technology that Elbit has been marketing and deploying under the brand name “Birds of Prey”. Pursuant to the Supplement Letter, we and Elbit have agreed to expand their collaboration to allow us to market the system to military, defense, home-land security and para-military customers, in coordination with Elbit. We will be entitled to a commission fee, in the mid-single figure percentage range, from any proceeds resulting from our marketing activities, in addition to the royalties we are entitled to receive as part of the Collaboration Agreement.

On August 15, 2022, Duke Israel introduced the IC Drone, a drone technology for conducting routine maintenance of critical infrastructure and signed an agreement with IEC to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC. This was followed in August 2024, by a new agreement with the IEC to utilize our innovative IC Drone system for cleaning electric utility cable insulators.  On May 12, 2025, we announced the successful commencement of our 2025 insulator cleaning activity in Israel with the IEC under our previously announced service agreement. On June 10, 2025, we announced the launch of our next-generation IC Drone System - the ICDS2 - representing a significant technological advancement in our innovative utility maintenance drone solution. The ICDS2 features several key technological advancements over its predecessor, featuring extended flight time, higher payload capacity, enhanced stability, advanced radar and improved cleaning durability. It has been successfully deployed at the start of the insulator cleaning season in May 2025, marking a full-season operational timeline compared to 2024’s mid-season commencement.

On October 28, 2024, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change the Company’s corporate name from UAS Drone Corp. to DUKE Robotics Corp. effective as of November 4, 2024.

In connection with the Certificate of Amendment, we also filed an issuer notification form with FINRA reflecting our name change and requesting a change in our trading symbol from “USDR” to “DUKR”. Effective as of market open on Monday, November 4, 2024, the name changed to DUKE Robotics Corp. and the transition of our OTCQB ticker symbol from “USDR” to “DUKR” took effect.

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

In February 2026, we announced the introduction of AEROTRACE™, an aerial monitoring and intelligence solution integrating a combination of capabilities and developments in the fields of hardware, sensors, software and artificial intelligence (“AI”), including through collaboration with other parties, designed to support infrastructure operators in assessing asset conditions and enhancing situational awareness. AEROTRACE™ integrates aerial data capture with software-driven analytics, including AI-assisted image analysis, to help identify areas of interest and potential anomalies across large-scale and distributed infrastructure assets. AEROTRACE™ is designed to be deployed as a standalone monitoring solution and may also complement our existing robotic IC Drone services by informing maintenance planning and prioritization. The introduction of AEROTRACE™ reflects our ongoing efforts to expand its technology portfolio beyond robotic hardware to include data- and intelligence-driven solutions.

Operating Results

The selected historical financial information presented below is derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025 and Duke’s audited consolidated financial statements for the year ended December 31, 2024. The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this annual report.

	Year ended
	December 31
	USD in thousands
	2025	2024

Revenues	377,000	108,000
Cost of revenues	(198,000)	(71,000)
Gross profit	179,000	37,000

Research and development expenses	(104,000)	(157,000)
General and administrative expenses	(1,281,000)	(905,000)
Operating loss	(1,206,000)	(1,025,000)
Financial income (expenses), net	(25,000)	40,000
Other loss	(10,000)	-
Net loss	(1,241,000)	(985,000)
Other comprehensive gain (loss) - Foreign currency translation adjustments	(2,000)	-
Comprehensive loss	(1,243,000)	(985,000)

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Revenues. We had $377,000 in revenues for the year ended December 31, 2025. During the year ended December 31, 2024, we had $108,000 in revenues. The increase in revenue was primarily attributable to the expansion of our IC Drone service operations, following the successful launch of the full cleaning season in May 2025. During 2024, the Company commenced its cleaning operations midway through the season, which limited revenue generation for that period. The increase in revenue was partially offset by temporary disruptions to our regular business operations during the third quarter of 2025, resulting from the ongoing military operations in the Gaza Strip. Revenues also reflect the initial recognition of revenues from royalties derived from sales of the “Bird of Prey” stabilized weapons drone systems, through our Collaboration Agreement with Elbit, which contributed for the first time to our revenues, while the majority of the revenues for the year ended December 31, 2025 continued to be generated from our IC Drone service activities.

Cost of revenues. During the year ended December 31, 2025, we had $198,000 in cost of revenues expenses, compared to $71,000 for the year ended December 31, 2024. The cost of revenues mainly consists of operational expenses associated with our agreements with the IEC as detailed above. The increase in cost of revenues was primarily attributed to the growth in our IC Drone service activities.

Research and Development. During the year ended December 31, 2025, we had $104,000 in research and development expenses, compared to $157,000 in research and development expenses for the year ended December 31, 2024. The decrease in our research and development expenses are mainly due to allocating more resources to the execution of our IC Drone insulator service activities, and less to development activities.

General and Administrative Expenses. For the year ended December 31, 2025, our general and administrative expenses amounted to $1,281,000, of which $871,000 were related to professional services, such as accounting, auditing, insurance costs, consulting and legal services, and $224,000 were related to stock-based compensation expenses, and were $905,000 for the year ended December 31, 2024, of which $686,000 were related to professional services and $28,000 related to stock-based compensation expenses. This increase in general and administrative expenses for the year ended December 31, 2025, was mainly due to an increase in professional services attributable to our expansion in Greece activities and officer compensation expenses, as well as in stock-based compensation expenses, attributable to equity awards granted in March 2025.

Financial Income (expenses), net. For the year ended December 31, 2025, our financial expenses amounted to $25,000 as compared to financial income of $40,000 for the year ended December 31, 2024. The reason for the increase in financial expenses for the year ended December 31, 2025, was mainly due to the decrease in the balance of our cash bank deposits which resulted in a decrease in interest income.

Net Loss. For the year ended December 31, 2025 and 2024, we recorded a net loss of $1,241,000 and $985,000, respectively, which represented an increase of $256,000 in 2025 compared to 2024.

Critical Accounting Policies

This Management Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies and estimates are discussed in Note 2, “Summary of Significant Accounting Policies,” and “Use of Estimates in the preparation of financial statements” of the notes to consolidated financial statement, which are incorporated by reference into this annual report.

Liquidity and Capital Resources

Since inception, we have devoted substantially most our efforts to research and development and have incurred accumulated losses of $12,403,000.

During the year ended December 31, 2025, our loss of $1,241,000 included non-cash stock-based compensation of $224,000. As of December 31, 2025, we had a working capital of $151,000 as compared to a working capital of $1,010,000 as of December 31, 2024.

As of December 31, 2025, we had a cash balance of $750,000 compared to a cash balance of $1,256,000 as of December 31, 2024. The reason for the decrease in our cash balance was mainly due to operating expenses described above. This balance excludes $275,000 received in January 2026 under our December 30, 2025, Securities Purchase Agreement.

Cash used in operations for the year ended December 31, 2025, was $811,000 as compared to cash used in operations of $918,000 for the year ended December 31, 2024. The reason for the decrease in cash used in operations is mainly related to increase in trade receivable and other liabilities.

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

As of December 31, 2025, and December 31, 2024, the outstanding balances of such stockholders’ loans were $330,000 and $322,000, respectively.

On May 11, 2021, we entered into securities purchase agreements with eight (8) non-U.S. investors, pursuant to which we, in a private placement offering, agreed to issue and sell to investors an aggregate of: (i) 500,000 shares of our Common Stock at a price of $10.00 per share; and (ii) warrants to purchase 500,000 of our Common Stock. The warrants were exercisable immediately and for a term of 18 months and have an exercise price of $10 per share. The aggregate gross proceeds from the offering were approximately $5,000,000 and the offering closed on May 11, 2021. On April 5, 2022, we entered into an agreement with the Investors pursuant to which we extended the term of the warrants, to expire on November 11, 2023. On November 1, 2023, we and the Investors executed a second extension agreement, such that the term of the warrants was extended to expire on November 11, 2024. On June 20, 2024, we entered into a Warrant Amendment Agreement with the Investors to amend the terms of the warrants issued in connection with the May 11, 2021 securities purchase agreements. Under the Warrant Amendment Agreement, we and the Investors agreed to: (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price, increasing it from $10.00 per share to $16.25 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if the exercise would result in the holder beneficially owning more than 19.99% of the Company’s common stock immediately following the exercise. On March 10, 2026, we entered into an additional Warrant Amendment Agreement with the Investors pursuant to which we extended the term of the warrants, to expire on May 1, 2031.

On December 30, 2025, we entered into securities purchase agreements with seven (7) non-U.S. investors, pursuant to which we, in a private placement offering, agreed to issue and sell to the investors an aggregate of: (i) 83,338 shares of our common stock at a price of $9.00 per share); and (ii) warrants to purchase 83,338  shares of common stock. The warrants have an exercise price of $16.25 per share, are exercisable immediately and expire on November 30, 2026, subject to extension to May 30, 2028 if a public offering or other qualifying financing of at least $2,500,000 has not occurred prior to such date. In addition, the securities purchase agreement contains a make whole provision that provides for the investors to receive additional shares of Common Stock in the event that we consummates a firm-commitment underwritten public offering on a major stock exchange by November 30, 2026 at a price per share (after giving effect to a 20% discount) that is less than the Purchase Price. The aggregate gross proceeds from the offering were approximately $750,000 and the offering closed on January 6, 2026. Proceeds from the offering were used for general corporate purposes and working capital, including supporting our operational and commercialization initiatives. On March 10, 2026, we entered into an additional Warrant Amendment Agreement with the Investors pursuant to which we extended the term of the warrants, to expire on May 1, 2031.

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as reflected in the consolidated statements of operations and cash flows. As of December 31, 2025, we had an accumulated deficit of $12,403,000, and we expect to incur losses for the foreseeable future. We have historically financed our operations primarily through fundraising from various investors and the revenues that were generated from our operations to date were not sufficient to cover our losses. As a result, we remain dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Annual Report.

We currently believe that our existing capital resources will be sufficient to support our operating plan at least through the fourth quarter of 2026. To support our planned growth, strategic initiatives and general working capital needs, we will likely seek to raise additional capital through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

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

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our operations, delay or discontinue development activities, limit our manufacturing or commercial expansion plans, or take other actions that could materially harm our business, financial condition, and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If we issue debt securities, there may be negative covenants which may restrict our company’s activities. If adequate funds are not available to our company when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements included in this Annual Report do not include adjustments for measurement or presentation of assets and liabilities, which may be required should we fail to operate as a going concern.

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

Our management, with the participation of our CEO and CFO, as in place as of December 31, 2025, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to paragraph (b) of Rules 13a-15 and 15d-15(e) under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025, at the above-described reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control - Integrated Framework. Based on this assessment, management, as in place as of December 31, 2025, determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.

Item 9B. Other Information

On May 27, 2021, our board of directors approved the 2021 Plan pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units. In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted. On March 10, 2026, the board of directors approved the following grants: (i) options to purchase 16,000 shares of our common stock to each of Yossef Balucka, our Chief Executive Officer, and Erez Nachtomy, our Vice Chairman; (ii) options to purchase 10,000 shares of our common stock to Shlomi Zakai, our Chief Financial Officer; and (iii) options to purchase 4,000 shares of our common stock to each of Vadim Maor, our Chief Technology Officer, Eran Antebi, a member of our board of directors, and Keren Gousman, a member of our board of directors. Each of the aformentioned options have an exercise price of $7.88 per share, a term of six (6) years from issuance and vest over a three (3) year period, with one third vesting on each of the first three anniversaries of the dates of grant.

On March 9, 2026, Mr. Sagiv Aharon resigned from the Board of Directors, effective as of such date. Mr. Aharon’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Effective March 10, 2026, Mr. Aharon will sit on our Advisory Board and we have entered into a consulting agreement with him and have agreed to pay him a fee of $5,000 per month.

On March 10, 2026, our board of directors approved the appointments of Mr. Yehoshua Abramovich and Mr. Ran Ben Yehuda to our Advisory Board, and we have entered into consulting agreements with each of them, effective February 1, 2026, and have agreed to grant them options to purchase 16,000 shares of our common stock and pay each of them a fee of $4,000 per month.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officer and their ages as of March 12, 2026, are as follows:

Name	Age	Position
Yariv Alroy	65	Chairman of the Board of Directors
Yossef Balucka	57	Chief Executive Officer and President
Erez Nachtomy	64	Vice Chairman
Eran Antebi	55	Director
Keren Gousman Golan	50	Director
Shlomo Zakai	56	Chief Financial Officer
Vadim Maor	54	Chief Technology Officer

Yariv Alroy, Director and Chairman. Mr. Alroy has been serving as a Director and Chairman since March 10, 2020. Mr. Yariv Alroy is the Managing Director of T.N.S.A Consulting and Management LTD., a private consulting services and investments firm. From 1989 to 1993 Mr. Alroy worked for an Israeli law firm, with his last position as a partner. From 1993 to 1997, Mr. Alroy served as COO of SHAHAL Medical Services, and from 1997 to 2000 as Managing Director of SHL International Ltd. From 2000 until January 2016 Mr. Alroy served as Co-CEO of SHL Telemedicine LTD a company in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India, Japan and Israel, traded in the Swiss Stock exchange (SWX:SHLTN). From December 2018 to August 2024 Mr. Alroy also served as member of the board of directors and Chairman of SHL Telemedicine. Yariv Alroy holds an LL.B from Tel Aviv University, Israel.

Mr. Alroy was selected to serve as Director and Chairman of our Board because of his senior leadership experience in global operations, publicly traded companies and capital markets, as well as his legal background, which the Board believes positions him to provide strategic oversight and corporate governance leadership.

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

Erez Nachtomy, Director, Vice Chairman of the Board. Mr. Nachtomy has been serving as a Director and Vice Chairman of the Board since March 10, 2020. Mr. Erez Nachtomy is the Managing Director of Ermi Nachtomy Assets Ltd., a private consulting services and investments firm. From May 2020 until September 2024 Mr. Nachtomy served as CEO of SHL Telemedicine Ltd. (SWX:SHLTN). From 1989 until 2001, Mr. Nachtomy practiced law as an associate in one of the leading law firms in Israel, becoming a partner in the firm in 1994 and later on promoted to a senior partner. In March 2001, Mr. Nachtomy joined the executive team of SHL Telemedicine Ltd. (SWX:SHLTN), as Vice President, and from January 2005 to December 2016 he served as Executive Vice President. SHL Telemedicine Ltd. is active in the field of medical technology development and provision of global telemedicine services, including in the United States, Germany, India and Japan. From December 2018 to February 2024 Mr. Nachtomy also served as Member of the Board of SHL Telemedicine. Mr. Nachtomy holds an LL.B. from Tel Aviv University, Israel.

Mr. Nachtomy was selected to serve as Director and Vice Chairman of our Board because of his managerial and board-level experience and his expertise in strategic matters and publicly traded companies, which the Board believes strengthens its oversight of operations, capital markets matters and corporate strategy.

Eran Antebi, Director. Mr. Antebi has been serving as a Director since March 10, 2020. Mr. Antebi is the Senior Finance Director, Global End to End Surgery Supply Chain at Johnson & Johnson. From 2017 to 2022 he served as Finance Director Biosurgery Supply Chain at Johnson & Johnson. Prior to that he was CFO of SHL Telemedicine Ltd. (SWX:SHLTN) since 2008. Mr. Antebi joined SHL in May 2004 as CFO of Shahal Israel. Prior to joining SHL, from 2000 to 2004, Mr. Antebi was a manager with Ernst & Young in Israel. Mr. Antebi is a certified public accountant (CPA) in Israel and holds a B.A. in Accounting and Economics from Tel Aviv University, Israel.

Mr. Antebi was selected to serve on our Board because of his relevant financial experience and qualifications, including his expertise in areas the Board believes are important to the Company’s technology, product development and defense-related markets and operations.

Keren Gousman Golan. Director. Ms. Gousman has been serving as a Director since March 18, 2025. Ms. Gousman has 25 years of extensive experience in managing operations and multi-disciplinary task teams. Until 2022 Ms. Gousman served as Head of the Field Unit at the Israeli Prime Minister Office. Following retirement from the Israeli Prime Minister Office and until 2024 she served as CEO of AIRNETTRESS, a baby mattress company that markets and sells the “numu® air™”. In 2024 she served as sales and business development executive for BARIKS, a company that developed portable and foldable oxygen pressure chamber for Hyperbaric Oxygen Therapy (HBOT). Ms. Gousman holds dual-major B.A., from Faculty of Social Sciences from the Tel Aviv University and M.B.A in Business Administration, specializing in Strategy and Business Entrepreneurship from the Ono Academic College.

Ms. Gousman Golan was selected to serve on our Board because of her relevant business and leadership experience and her contributions to Board oversight, including as a member of our independent committees.

Shlomo Zakai, Chief Financial Officer. Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Prior to joining the Company Mr. Zakai served as the Chief Financial Officer of Save Foods, Inc. (OTC:SAFO) (August 2017 to December 2021. Prior to that, Mr Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel.

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

There are no arrangements or understandings between any of our directors or executive officers and any other person pursuant to which such director or executive officer was selected as a director or officer.

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

DUKE Robotics Corp.

Attn: CFO

10 HaRimon Street

Mevo Carmel Science and Industrial Park, Israel 2069203

Committees of the Board of Directors

Our Board has established three standing committees the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of these committees consist solely of independent directors. We have adopted written charters for the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee, which are available on our website, www.dukeroboticsys.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee is composed of three independent directors: Eran Antebi (Chairman of the Audit Committee and the Company’s audit committee financial expert as such term is defined in Item 407(d)(5) of Regulation S-K), Keren Gousman and Erez Nachtomy. Each member of the Audit Committee is an independent director as defined by the rules of the SEC and Nasdaq. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee also meets with our auditors to review the results of their audit and review of our annual and interim financial statements.

The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Compensation Committee

The Compensation Committee is composed of three independent directors: Eran Antebi, Keren Gousman and Erez Nachtomy. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers).

The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee considers the annual performance evaluation of the Chief Executive Officer conducted by the Board in light of company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the Board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

Governance and Nominating Committee

The Governance and Nominating Committee consists of Eran Antebi, Keren Gousman and Erez Nachtomy, each of whom meets the independence requirements of all other applicable laws, rules and regulations governing director independence, as determined by the Board.

The Governance and Nominating Committee identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board; recommends to the Board the director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected; recommends to the Board candidates to fill any vacancies on the Board; develops, recommends to the Board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the Board and management.

In recommending director nominees for the next annual meeting of stockholders, the Governance and Nominating Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the Board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the Board or otherwise. The Committee conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board and such candidate’s compliance with the independence and other qualification requirements established by the Committee. The Committee also recommends candidates to fill positions on committees of the Board.

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Governance and Nominating Committee will not select nominees through mechanical application of specified criteria. Rather, the Governance and Nominating Committee will consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board (including its size and structure).

The Governance and Nominating Committee develops and recommends to the Board a policy regarding the consideration of director candidates recommended by the Company’s stockholders and procedures for submission by stockholders of director nominee recommendations.

In appropriate circumstances, the Governance and Nominating Committee, in its discretion, will consider and may recommend the removal of a director, in accordance with the applicable provisions of our Articles of Incorporation, as amended, and amended bylaws. If the Company is subject to a binding obligation that requires director removal structure inconsistent with the foregoing, then the removal of a director shall be governed by such instrument.

The Governance and Nominating Committee oversees the evaluation of the Board and management. It also develops and recommends to the Board a set of corporate governance guidelines applicable to the Company, which the Governance and Nominating Committee shall periodically review and revise as appropriate. In discharging its oversight role, the Governance and Nominating Committee will be empowered to investigate any matter brought to its attention.

Nominees to the Board of Directors

During the Company’s 2025 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer during fiscal 2025, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2025. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2025.

SUMMARY COMPENSATION TABLE - FISCAL YEAR ENDED DECEMBER 31, 2025

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yossef Bakula -	2024	110,549	31,830	0	3,149	0	0	0	145,528
CEO	2025	140,107	0	0	103,426	0	0	0	243,533

Shlomo Zakai -	2024	22,957	0	0	793	0	0	0	23,750
CFO	2025	48,784	0	0	5,171	0	0	0	53,955

Restricted Stock Awards

There were no shares of restricted stock awarded during the Company’s fiscal year ended December 31, 2025.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards for the year ended December 31, 2025 except as disclosed below.

Grants of Plan-Based Awards for 2025

The following table presents the outstanding equity awards held as of December 31, 2025 by our named executive officers and directors, all of which have been issued pursuant to our 2021 Equity Compensation Plan, or the 2021 Plan:

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

Other Potential Post-Employment Payments

As of December 31, 2025, there were no named executives with employment contracts that require or required severance or other post-employment payments.

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

Under the 2021 Plan, options, restricted share and RSUs may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. On March 18, 2025, our board of directors approved an increase in the amount of shares of Common Stock available under the 2021 Plan from 192,000 to 360,000. On March 10, 2026, the board approved an increase in the number of shares available under the plan from 360,000 to 440,000  shares, and also approved to adjust the number of shares under the 2021 Equity Incentive Plan and the numbers of options and per-option exercise price of the options that were already granted according to the Reverse Stock Split ratio of 25:1. To the extent that an award lapses or is forfeited, the shares subject to such Award will again become available for grant under the terms of the 2021 Plan.

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

On March 10, 2026, our board of directors approved the following grants: (i) options to purchase 16,000 shares of our common stock to each of Yossef Balucka, our Chief Executive Officer, and Erez Nachtomy, our Vice Chairman; (ii) options to purchase 10,000 shares of our common stock to Shlomi Zakai, our Chief Financial Officer; and (iii) options to purchase 4,000 shares of our common stock to each of Vadim Maor, our Chief Technology Officer, Eran Antebi, a member of our board of directors, and Keren Gousman, a member of our board of directors. Each of the aformentioned options have an exercise price of $7.88 per share, a term of six (6) years from issuance and vest over a three (3) year period, with one third vesting on each of the first three anniversaries of the dates of grant.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan not approved by security holders	179,876	20.33	180,124

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

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Yariv Alroy	60,249	-	60,249
Sagiv Aharon	59,844	-	59,844
Erez Nachtomy	120,313	-	120,313
Eran Antebi	11,246	-	11,246
Keren Gousman	8,509	12,411	20,920

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 10, 2026 regarding the beneficial ownership of our common stock, for:

●	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

●	each director;

●	each named executive officer; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 10, 2026, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o Duke Robotics Corp., 10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel, Israel 2069203.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 10, 2026, there were 2,252,151 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Stockholders:
Afek Trading - Kadosh and Razi Ltd.(2)	296,956	13.19%
Y.D More Investments Ltd. (3)	450,000	19.98%
Named Executive Officers:
Yariv Alroy(4)	232,531	10.33%
Eran Antebi	4,800	0.21%
Yossef Balucka	18,000	0.79%
Erez Nachtomy(5)	60,673	2.68%
Shlomo Zakai	2,000	0.09%
Keren Gousman Golan	-	-
Vadim Maor	-	-
All directors and executive officers as a group (7 Persons)**	318,004	14.10%

(1)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 10, 2026, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 10, 2026.

(2)	Address: Rimon 8, Sha’ar Shomron, Israel, 4481800.

(3)	Based on information contained in Form 13D filed with the SEC on June 20, 2024. Includes (i) 400,000 shares of Common Stock and 400,000 warrants exercisable into 400,000 shares of Common Stock ), held directly by More Co-Invest (L.P.), Limited Partnership, an Israeli limited partnership, whose general partner, More Co-Invest 1 (G.P.) Ltd., is controlled by Y.D More Investments Ltd. Y.D More Investments Ltd. is an Israeli public company controlled through a voting agreement among the following individuals: (a) Yosef Meirov, directly and through B.Y.M. Mor Investments Ltd., a company he controls with Michael Meirov and Dotan Meirov, (b) Benjamin Meirov (c) Yosef Levy and (d) Eli Levy through Elldot Ltd., a wholly owned company and (ii) include a beneficial ownership blocker that limits the exercise of such warrants if the exercise would result in the holder beneficially owning more than 19.99% of our common stock immediately following the exercise.

(4)

Includes 208,673 shares of common stock held by Mr. Alroy directly and 23,858 shares of common stock held by IKI Alroy Investments Ltd., of which Mr. Alroy has control over voting and investment power.

(5)

Includes 49,684 shares of common stock held by Mr. Nachtomy directly and 2,989 shares of common stock held by ERMI Nachtomy Assets Ltd., of which Mr. Nachtomy has control over voting and investment power.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the fiscal years ended December 31, 2024 and 2025, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

Our board of directors has determined that Mr. Eran Antebi, Mr. Erez Nachtomy and Ms. Keren Gousman are “independent” directors, as defined by SEC rules and under the Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm for the year ended December 31, 2025 is Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057.The following is a summary of the fees billed by Somekh Chaikin, during the calendar years ended December 31, 2025 and 2024:

Fee category	2025	2024
Audit Fees	$105,000	$105,000
Audit - related fees	-	-
Tax fees	$10,000	$10,000
All other fees	-	-
Total fees	$115,000	$115,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement dated March 4, 2020, by and among the Company, and the shareholders of Duke Robotics, Inc. who execute and deliver this Share Exchange Agreement. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

2.2	Agreement and Plan of Merger, dated April 29, 2020, by and among the Company, Duke Robotics, Inc., and UAS Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020).

3.1	Company’s Articles of Incorporation as amended on October 15, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2025).

3.2	Bylaws, as amended, on March 4, 2020 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024)

3.4	Certificate of Amendment to the Articles of Incorporation of DUKE Robotics Corp., as filed with the Nevada Secretary of State on October 15, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2025).

4.1*	Description of Securities.

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2026).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2021).

10.2	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2021).

10.3***	Collaboration Agreement, dated January 29, 2021, by and between Duke Airborne Systems Ltd. and Elbit Systems Land Ltd. (translation from Hebrew) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

10.4	Supplement Letter to the Collaboration Agreement dated April 2, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2025).

10.5	Services Agreement, dated March 25, 2021, between the Company and Yossef Balucka. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021).

Exhibit Number	Description

10.6	Amendment to Services Agreement between the Company and Mr. Yossef Balucka, dated August 4, 2024 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 7, 2024).

10.7	Consulting Agreement, dated March 18, 2025, between the Company and Vadim Maor (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2025).

10.8	Warrant Extension Agreement, dated April 5, 2022, between the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2022).

10.9	Warrant Extension Agreement, dated November 1, 2023, between the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2023).

10.10	Form of Warrant Amendment Agreement, dated June 20, 2024, between the Company and certain warrant holders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

10.11	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2026).

10.12*	Amendment No. 1 to 2021 Equity Incentive Plan, as of March 10, 2026.

14.1	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on March 20, 2025).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the SEC on March 20, 2025).

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrant, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2025 and 2024, (ii) Statements of Operations for the years ended December 31, 2025 and 2024, (iii) Statements of Stockholders’ Deficit for the years ended December 31, 2025 and 2024, (iv) Statements of Cash Flows for the years ended December 31, 2025, and 2024, and (v) Notes to Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
***	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

(c) Financial Statement Schedules.

The following documents are filed as part of this Report:

1.	Financial Statements

See Index to Financial Statements

2.	Financial Statement Schedules:

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

DUKE ROBOTICS CORP.

Date: March 12, 2026	By:	/s/ Yossef Balucka
Yossef Balucka Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026	By:	/s/ Yossef Balucka
Yossef Balucka
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2026	By:	/s/ Yariv Alroy
Yariv Alroy
Chairman of the Board

Date: March 12, 2026	By:	/s/ Erez Nachtomy
Erez Nachtomy
Vice Chairman of the Board

Date: March 12, 2026	By:	/s/ Eran Antebi
Eran Antebi
Director

Date: March 12, 2026	By:	/s/ Keren Gousman
Keren Gousman
Director

DUKE ROBOTICS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

DUKE ROBOTICS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG Somekh Chaikin

KPMG Millennium Tower

17 Ha’arba’a street, PO Box 609

Tel Aviv 6100601 Israel

+972 3 684 8000

To the Stockholders and Board of Directors
DUKE Robotics Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DUKE Robotics Corp. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of warrant liability

As discussed in Note 9 to the consolidated financial statements, as part of the private placement offering completed on December 30, 2025, the Company issued investors warrants to purchase 83,338 Company’s Common Stock. The warrants have been classified as a liability instrument because of a make-whole provision. The warrants are recorded at fair value amounting to $189 thousand as of December 31, 2025 and will be remeasured at fair value at each reporting date. The Company used both the Monte Carlo Simulation Model and Black-Scholes option-pricing model to value the warrant liability. Key inputs to the models included the Company’s underlying share price, conversion price, risk-free interest rate, expected dividend yield, expected term in years, expected offering date and expected volatility.

We identified the evaluation of the fair value of the warrant liability as a critical audit matter. A high degree of auditor judgment, and specialized skills and knowledge, were required in the evaluation of the estimated fair value due to the degree of subjectivity associated with the expected volatility and its sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s warrant liability valuation process, including controls related to the determination of the expected volatility. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	assessing the expected volatility by comparing it against publicly available market data of comparable companies.

●	developing an independent range of the fair value of the warrant liability, using independently developed assumptions, including expected volatility, and comparing the independently developed ranges to the respective fair value of the warrant liability recorded by the Company as of December 31, 2025.

/s/ Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2023.

Tel Aviv, Israel

March 12, 2026

DUKE ROBOTICS CORP.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	750	1,256
Restricted Cash	-	31
Trade receivables	41	37
Other current assets (Note 3)	116	31
Total Current Assets	907	1,355

Operating lease right-of-use asset and lease deposit (Note 4)	127	184

Property and equipment, net (Note 5)	215	88

Total Assets	1,249	1,627

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	129	92
Operating lease liability	72	60
Other liabilities (Note 6)	366	193
Stock purchase warrants liability (Note 9B)	189	-
Total current liabilities	756	345
Related parties loans (Note 7)	330	322
Operating lease liability (Note 4)	63	109

Total Liabilities	1,149	776

Stockholders’ Equity (**) (Note 9)
Common stock of US$ 0.0001 par value each (“Common Stock”): 350,000,000 and 100,000,000 shares authorized as of December 31, 2025 and 2024, respectively; issued and outstanding 2,168,813 shares as of December 31, 2025 and 2024.	*	*
Additional paid-in capital	12,505	12,013
Foreign currency translation adjustments	(2)	-
Accumulated deficit	(12,403)	(11,162)
Total Stockholders’ Equity	100	851
Total liabilities and stockholders’ Equity	1,249	1,627

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for twenty five (25) reverse stock split on March 10, 2026 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31
	2025	2024

Revenues (Note 12)	377	108
Cost of revenues	(198)	(71)
Gross profit	179	37

Research and development expenses	(104)	(157)
General and administrative expenses (Note 11)	(1,281)	(905)
Operating loss	(1,206)	(1,025)
Financing income (expenses), net	(25)	40
Other loss	(10)	-
Net loss	(1,241)	(985)
Other comprehensive gain (loss) - Foreign currency translation adjustments	(2)	-
Comprehensive loss	(1,243)	(985)

Loss per share (basic and diluted) (*) (Note 14)	(0.57)	(0.45)

Basic and diluted weighted average number of shares of Common Stock outstanding (*)	2,186,813	2,186,124

(*)	Adjusted to reflect one (1) for twenty five (25) reverse stock split on March 10, 2026 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (**)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2023	2,168,813	*	11,755	-	(9,947)	1,808
				-
Share based compensation for services	-	-	28	-	-	28
Warrants modification (note 9)	-	-	230	-	(230)	-
Net loss for the year	-	-	-	-	(985)	(985)
BALANCE AT DECEMBER 31, 2024	2,168,813	*	12,013	-	(11,162)	851

Share based compensation for services	-	-	224	-	-	224
Commitment to issue shares under private placement securities purchase agreement (“PIPE Agreement”)	-	-	268	-	-	268
Foreign currency translation adjustments	-	-	-	(2)	-	(2)
Net loss for the year	-	-	-	-	(1,241)	(1,241)
BALANCE AT DECEMBER 31, 2025	2,168,813	*	12,505	(2)	(12,403)	100

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for twenty five (25) reverse stock split on March 10, 2026 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

DUKE ROBOTICS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended
	December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(1,241)	(985)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	68	29
Share based compensation	224	28
Interest on loans from related parties	8	8
Reduction in the carrying amount of right-of-use assets	51	51
Change in operating lease liability	(35)	(48)
Loss from sale of property and equipment	10	-
Increase in trade receivable	(*)	(37)
Decrease (increase) in other current assets	(86)	10
Increase (decrease) in accounts payable	35	(6)
Increase in other liabilities	155	32
Net cash used in operating activities	(811)	(918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(205)	(77)
Net cash used in investing activities	(205)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PIPE Agreement	475	-
Net cash provided by financing activities	475	-

Effect of exchange rate changes on cash and cash equivalents	4	1

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(537)	(994)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	1,287	2,281

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	750	1,287
Supplemental disclosure of cash flow information:
Non cash transactions:
Initial recognition of operating lease	-	119
Purchase of fixed assets in trade in transaction	11	-

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

B.	Reverse stock split

On February 15, 2026, the Company’s Board of Directors approved a 25-for-1 reverse stock split Stock (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, and on August 12, 2025 the majority of the Company’s stockholders approved the Reverse Stock Split. On March 4, 2026 the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation in Nevada to effect the Reverse Stock Split. The Amendment became effective on March 6, 2026.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

As a result of the Reverse Stock Split, every 25 shares of the Company’s outstanding shares of common stock prior to the effect of the Amendment were combined and reclassified into one share of the Company’s common stock. No fractional shares were issued in connection with or following the reverse split and the shares were rounded to the nearest whole number. The authorized capital and par value of the common stock remained unchanged.

All shares, stock option and per share information in these consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.

C.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $12 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

Based on the projected cash flows and cash balances as of December 31, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations for at least the end of 2026. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue securing sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on favorable terms, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations.

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

D.	In October 2023, a large-scale terrorist attack in southern Israel led to the outbreak of armed conflict between Israel and Hamas. The conflict subsequently expanded to additional regional fronts and contributed to a period of heightened geopolitical and security instability in the region.

During 2024 and 2025, hostilities included military operations in Lebanon and direct confrontations involving Iran. These developments increased regional uncertainty and, at times, resulted in temporary disruptions to the Company’s operations in Israel, including limited interruptions to routine business activities.

In September 2025, a ceasefire agreement was reached between Israel and Hamas, and all remaining living Israeli hostages were released and returned to Israel. While the ceasefire has generally held as of the date of these financial statements, the security situation remains sensitive, and the potential for renewed hostilities or broader regional escalation cannot be ruled out. More recently, on February 28, 2026, hostilities between Israel and Iran escalated again. Israel, together with the United States, conducted a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved. Accordingly, the extent of the continued impact on the Company’s operations and financial results, if any, cannot be reasonably estimated at this time.

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of December 31, 2025, while ceasefire arrangements with Hamas, Lebanon and Iran were generally in effect and large-scale military operations had subsided, the overall security environment in Israel and the surrounding region remained unstable and unpredictable. The recent hostilities resulted in temporary disruptions to the Company’s operations, resulting in a decrease in revenues during certain periods in 2025, and may continue to have an adverse impact on certain business activities. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Duke Inc., Duke Israel and Duke Greece. All significant intercompany balances and transactions have been eliminated on consolidation.

B.	Use of Estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and judgments involve valuation of equity and liability classified stock purchase warrants.

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

The functional currency of Duke Greece is the Euro, which is the currency of the primary economic environment in which that subsidiary operates.

Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate. Such remeasurement is performed in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”, and remeasurement gains and losses are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

E.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Comprehensive Loss.

2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Computers	33
Drones	50
Vehicles	15
Office improvements	33

F.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2025 or 2024.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

G.	Income taxes

Income taxes are accounted for under the asset and liability method. The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Accordingly, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement carrying amount and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of tax positions in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. The Company’s accounting policy is to classify interest and penalties relating to income taxes under income taxes, however the Company did not recognize such items in its fiscal 2025 and 2024 financial statements and did not record any unrecognized tax benefits in its balance sheets.

H.	Revenue recognition

The Group provides services to customers and has related performance obligations and recognizes revenue in accordance with ASC 606. Revenues are recognized when the Group satisfies performance obligations under the terms of its contracts, and control of its services or products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.  The Company has elected to use the practical expedient provided in ASC 606-10-55-18, which allows revenue to be recognized in the amount to which the Company has a right to invoice. This method is applied to contracts where the invoicing aligns with the performance obligations satisfied over time. (see note 12).

I.	Research and development expenses

Research and development expenses are charged to operations as incurred.

J.	Basic and diluted loss per share

Basic loss per share is computed by dividing the loss for the period applicable to shareholders, by the weighted average number of shares of common stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in 2025 and 2024, no potential shares are considered.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

K.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to non employees directors and officers based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of forfeitures, over the requisite service period.

L.	Concentrations of credit risk

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

M.	Commitments and Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

N.	Fair Value Measurements

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

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Stock purchase warrants liability	-	-	189	189
Total	-	-	189	189

O.	Leases

The Company determines if an arrangement is or contains a lease at contract inception.

Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in Company’s consolidated balance sheets.

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

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

P.	New Accounting Pronouncements

Recently Adopted Accounting Standards

Income Taxes: In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU (“Accounting Standard Update”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The guidance is effective for the Company for annual periods beginning after December 15, 2024. The Company adopted this ASU effective January 1, 2025. The amendments in this update were applied on a prospective basis, and did not have a material effect on the Company’s consolidated financial statements, but resulted in enhanced income tax disclosures.

Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2025	2024

Prepaid and deferred expenses	98	21
Government Institutions	18	10
	116	31

NOTE 4 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement, for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year monthly payment. Lease payment are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. The Company utilized the two years extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Operating lease expense	67	54

C.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	68	59
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	-	119

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LEASES (continued)

D.	Supplemental balance sheet information related to operating leases was as follows:

	Year ended December 31,
	2025	2024

Operating leases:
Operating leases right-of-use asset and lease deposit	127	184

Current operating lease liabilities	72	60
Non-current operating lease liabilities	63	109
Total operating lease liabilities	135	169

Weighted average remaining lease term (years)	2.08	3.08

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows:

2026	75
2027	70
2028	1
Total operating lease payments	146

Less: imputed interest	(11)
Present value of lease liabilities	135

NOTE 5 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2025	2024

Computers	12	10
Furniture and office equipment	14	14
Drones	234	52
Vehicles	33	25
Leasehold improvements	66	66
	359	167
Less - accumulated depreciation	(144)	(79)
Total property and equipment, net	215	88

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – PROPERTY AND EQUIPMENT, NET (continued)

In the years ended December 31, 2025 and 2024, depreciation expenses amounted to $68 and $29 respectively, and additional property and equipment were purchased for cash in an amount of $216 and $77 during the years ended December 31, 2025 and 2024, respectively. During 2025, the Company sold fixed assets with a cost of $24 and with accumulated depreciation in the amount of $3.

NOTE 6 – OTHER LIABILITIES

	December 31,
	2025	2024

Accrued expenses	341	180
Other	25	13
	366	193

NOTE 7 – RELATED PARTIES LOANS

The Company has outstanding loans with related parties. The loans bear an annual fixed interest rate of 3% and shall be repaid (principal and interest) at the date upon which the Company raises at least $15 million and has achieved earnings before interest, tax, depreciation and amortization of $3 million.

NOTE 8 – CONTINGENCIES

On March 23, 2025, a complaint was filed against Duke Israel, by LOOL T.V. Ltd. (the “Plaintiff”), an Israeli company, in the Tel Aviv-Yafo Magistrate’s Court (the “Court”). The complaint asserts that pursuant to an agreement of principles between Duke Israel and the Plaintiff, Duke Israel is in breach of the agreement, specifically with respect to an allegation that the parties were required to set up a partnership with respect to certain services provided to the Israel Electric Corporation (the “IEC”). The complaint asserts a claim for breach of contract, unlawful use of intellectual property that is not exclusively owned by Duke Israel and unjust enrichment with regards to the agreement of principles. In addition, the Plaintiff’s complaint seeks an order for a permanent injunction to prevent Duke Israel from continuing providing these services to the IEC, and an order to enforce the agreement of principles ordering Duke Israel to act as necessary to establish a partnership or joint venture.

The Company filed a statement of defense against the complaint and denied the allegations and asserted that the complaint was without merit.

On February 26, 2026, following a notice submitted by the Plaintiff, the Court ordered the deletion of the complaint without a ruling on the merits. The Court further ordered the Plaintiff to pay Duke Israel legal expenses and provided that, should the Plaintiff file a new claim, an additional expenses will be payable as a condition for filing such new claim.

In light of the deletion of the complaint, the Company does not believe that the matter will impact the continued performance of the agreement between Duke Israel and IEC or have a material effect on its business, financial condition or results of operations.

No accrual was made in the financial statements as of December 31, 2025 in respect of the above complaint.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

The holders of shares of common stock vote together as one class on all matters as to which holders of common stock are entitled to vote. Except as otherwise required by applicable law and subject to the preferential rights of any outstanding preferred stock, all voting rights are vested in and exercised by the holders of common stock with each share of Company’s common stock being entitled to one vote, including in all elections of directors. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of legally available funds. In the event of the Company’s liquidation, dissolution or winding up, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of preferred stock, if any, then outstanding. The common stock has no cumulative voting rights and no preemptive or other rights to subscribe for shares of the Company. There is no redemption or sinking fund provisions applicable to the common stock. All shares of common stock currently outstanding are fully paid and non-assessable. As of December 31, 2025 and 2024, there were no outstanding preferred stock.

On October 15, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State, to increase its authorized shares of common stock, from 100,000,000 shares of common stock to 350,000,000 shares of common stock, as well as to permit the issuance of up to 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. The “blank-check” preferred stock may have such rights and preferences as may be designated by the Company’s Board of Directors from time to time.

Transactions:

A.	On May 11, 2021, the Company entered into securities purchase agreements with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering (the “Offering”), agreed to issue and sell to the investors an aggregate of: (i) 500,000 shares of the Company’s common stock, at a price of $10 per share; and (ii) warrants (the “Warrants”) to purchase 500,000 Company’s common stock. The Warrants are exercisable immediately and for a term of 18 months and have an exercise price of $10 per share. The aggregate gross proceeds from the Offering were approximately $5,000. The Company recorded $1,070 of issuance costs.

On May 11, 2021, the Company signed a service agreement with a non U.S. third party pursuant to which the service provider agreed to provide the Company with financial and project oversight services with respect to the Offering. Pursuant to the service agreement, the Company agreed to pay the service provider (1) 6% of the investment amounts received which amounted to $351 and (2) options to receive a number of units (each unit for a price of $10 includes one share and one warrant with an exercise price of $10 per share) equal to 6% of the investment amount received, divided by $10.

In the event that the investors that participated in the Offering exercise their Warrants, the service provider shall be entitled to receive an additional payment of (1) 6% of the investment amounts received (2) 6% of the warrants exercised amounts received and (3) options to receive a number of units equal to 6% of the warrants exercised amounts received, divided by $10.

On April 5, 2022, the Company and the investors executed a warrant amendment agreement, such that the term of the Warrants was extended so that they expire on November 11, 2023.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

On November 1, 2023, the Company and the investors executed an addition warrant amendment agreement, such that the term of the Warrants was extended so that they expire on November 11, 2024 (see also Note 17(2)).

On June 20, 2024, the Company entered into a warrant amendment agreement with the existing Warrant (the “June 2024 Amendment”). According to the June 2024 Amendment agreement, the Company and Holders agreed to (i) extend the warrant exercise term to May 11, 2026; (ii) amend the warrant exercise price and increase it from $10 per share to $16.25 per share; and (iii) include a beneficial ownership blocker that limits the exercise of such warrants if such exercise would result in the holder beneficially owning in excess of 19.99% of the number of shares of the Company’s Common Stock immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the warrant. On March 10, 2026, we entered into an additional warrant amendment agreement with the holders pursuant to which we extended the term of the Warrants such that they now expire on May 1, 2031 (See also note 17(2)).

The Company accounted for the Warrant amendments as deemed dividends. The fair value of the Warrant modifications was estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

The following are the data and assumptions used:

	November 1, 2023	June 20, 2024
Dividend yield	0	0
Expected volatility (%)	128.44-184.22%	125.58-143.75%
Risk-free interest rate (%)	5.44-5.56%	4.70-5.37%
Contractual term of options (years)	0.03-1.11	0.39-1.98
Exercise price (US dollars)	10	10-16.25
Share price (US dollars)	2	1.75
Fair value (USD in thousands)	205	230

B.

On December 30, 2025, the Company entered into Securities Purchase Agreements (each a “Securities Purchase Agreement”) with seven non-U.S. investors (the “2025 Investors”), pursuant to which the Company, in a private placement offering (the “2025 Offering”), agreed to issue and sell to the 2025 Investors an aggregate of: (i) 83,338 shares of the Company’s common stock at a price of $9.00 per share (the “Purchase Price”); and (ii) warrants (the “2025 Warrants”) to purchase 83,338 shares of common stock. The 2025 Warrants have an exercise price of $16.25 per share, are exercisable immediately and expire on November 30, 2026, subject to extension to May 30, 2028 if a public offering or other qualifying financing of at least $2,500 has not occurred prior to such date. In addition, the Securities Purchase Agreement contains a make whole provision that provides for the 2025 Investors to receive additional shares of Common Stock in the event that the Company consummates a firm-commitment underwritten public offering on a major stock exchange by November 30, 2026 at a price per share (after giving effect to a 20% discount) that is less than the Purchase Price. The aggregate gross proceeds from the 2025 Offering were approximately $750 (of which $475 received as of December 31, 2025). On March 10, 2026, we entered into an additional Warrant Amendment Agreement with the Investors pursuant to which we extended the term of the 2025 Warrants such that they expire on May 1, 2031 (See also note 17).

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

The Company analyzed the 2025 Offering in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The make whole provision included in the 2025 Offering provides the 2025 Investors option to adjust the 2025 Offering strike price with a 20% discount also in circumstances at which the price per share that would be determined at a future firm-commitment underwritten public offering on a major stock exchange, to be higher than the strike price per share in the 2025 Offering and as a results such make whole provision do not met the criteria of down-round feature under ASC-815 and the 2025 Warrants do not meet the criteria for equity classification.

The Company also concluded that the make-whole provision is not legally detachable and cannot be separately exercised, and therefore cannot be considered as a freestanding instrument. Accordingly, the 2025 Warrants, inclusive of the make-whole provision, are accounted for as a single liability-classified instrument. The 2025 Warrants are initially recorded at fair value and will be remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

The Company using a third-party specialist allocated the total proceeds to the 2025 Warrants liability and to equity.

Warrant liability

The fair value of the 2025 Warrants liability was calculated as the sum of the 2025 Warrants issued and the make-whole provision.

The fair value of the 2025 Warrants was calculated based on the probability of the expected offering date, using the Black-Scholes option-pricing model and the make-whole provision was calculated using the Monte Carlo Simulation Model. The 2025 Warrants was estimated at $189 and recorded as current liability on the balance sheet.

The assumptions used to perform the calculations are detailed below:

December 30, 2025
Expected volatility (%)	127.44% - 179.34%
Risk-free interest rate (%)	3.47% - 3.48%
Expected dividend yield	0.0%
Expected term (years)	0.316-2.417
Conversion price (U.S. dollars)	16.25
Underlying share price (U.S. dollars)	6.25
Fair value (U.S. dollars in thousands)	189

Fair Value Proportional Allocation

Based on the above, the fair value proportion allocation as of December 31, 2025 was as follows:

December 31, 2025
Equity component	286
2025 Warrants Liability	189
Total	475

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

C.	On December 30, 2025, the Company signed a service agreement with a non U.S. third party pursuant to which the service provider agreed to provide the Company with financial and project oversight services with respect to the 2025 Offering. Pursuant to the service agreement, the Company agreed to pay the service provider (1) 6% of the aggregate gross proceeds which amounted to $45 and (2) options to receive a number of units (each unit for a price of $9.00 includes one share and one warrant with an exercise price of $16.25 per share) equal to 6% of the investment amount received, divided by $9.00.

In the event that the 2025 investors that participated in the 2025 Offering exercise their 2025 Warrants, the service provider shall be entitled to receive an additional payment of (1) 6% of the 2025 Warrants exercised amounts received and (2) options to receive a number of units (each unit for a price of $9.00 includes one share and one warrant with an exercise price of $16.25 per share) equal to 6% of the 2025 Warrants exercised amounts received, divided by $9.00.

As of December 31, 2025, aggregate gross proceeds of $475 had been received under the Securities Purchase Agreements described above and were partially recorded as proceeds on account of shares and Stock purchase warrants liability (see note 17). The Company recorded an accrued cash fee of $28 of which approximately $17 was recorded as a reduction of additional paid-in capital and approximately $11 was recorded as finance expenses.

The Company determined that the 2025 Warrants meet the criteria for equity classification in accordance with ASC 718. The fair value of the warrants granted to the service provider, were estimated at approximately $13, using a third-party appraiser and were recorded $8 and $5 as issuance costs and share based compensation, respectively, with a corresponding increase to additional paid-in capital.

NOTE 10 – SHARE BASED COMPENSATION

On May 27, 2021, the board of directors of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which the Company may issue awards, from time to time, consisting of non-qualified stock options, restricted stock grants and restricted stock units (“RSUs”). In addition, stock option awards that qualify under Section 102 of the Israeli Tax Ordinance (New Version) 1961 (the “ITO”), and/or under Section 3(i) of the ITO, may be granted. On March 18, 2025, the board of directors of the Company approved an increase in the number of shares of common stock available under the 2021 Plan from 192,000 to 360,000 (see also Note 17(3)

On March 18, 2025, the board of directors of the Company approved the issuance of 82,800 options for employees, directors and consultants pursuant to the 2021 Plan (see also note 15 below). The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2025

Dividend yield	0
Expected volatility (%) (*)	249.16%
Risk-free interest rate (%) (**)	4.04%
Expected term of options (years) (***)	4.00
Exercise price (US dollars)	5.25
Share price (US dollars)	5.5
Fair value (US dollars)	446

(*)	The expected volatility was based on the historical volatility of the share price of the Company.
(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.
(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 10 – SHARE BASED COMPENSATION (continued)

The following table presents the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31,2023	97,076	20.33
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31,2024	97,076	20.33
Granted	82,800	5.25
Exercised	-	-
Forfeited or expired	-	-
Outstanding on December 31, 2025	179,876	13.39
Number of options exercisable on December 31, 2025	97,076	20.33

The aggregate intrinsic value of the awards outstanding as of December 31, 2025 is $183. These amounts represent the total intrinsic value, based on the Company’s stock price of $6.125 as of December 31, 2025, less the weighted exercise price.

The stock options outstanding as of December 31, 2025, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December 31, 2025
0.0025	18,000	0.23	18,000
5.25	82,800	5.21	-
9.50	50,275	1.53	50,275
25.00	3,975	1.50	3,975
56.25	24,826	1.50	24,826
	179,876	3.09	97,076

The stock options outstanding as of December 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2024
0.0025	18,000	1.23	18,000
9.50	50,275	2.53	50,275
25.00	3,975	2.50	3,975
56.25	24,826	2.50	24,826
	97,076	2.28	97,076

As of December 31, 2025 and 2024, there was $226 and $0, respectively of total unrecognized compensation cost related to non-vested options. Compensation expense recorded by the Company in respect of its stock-based compensation awards for the period ended December 31, 2025 and 2024 was $219 and $28, respectively and are included in General and Administrative expenses in the Statements of Comprehensive Loss.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2025	2024

Professional services	871	686
Share base compensation	224	28
Insurance	37	41
Rent and office maintenance	78	69
Levies and tolls	8	12
Depreciation	7	18
Promotions	22	3
Other expenses	34	48
	1,281	905

NOTE 12 – AGREEMENTS

1.	On January 29, 2021, the Company, through its wholly owned subsidiary Duke Israel and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a Collaboration Agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development of Duke Israel’s developed advanced robotic system mounted on an Unmanned Aerial Solution (“UAS”), armed with lightweight firearms, which the Company markets under the commercial name “TIKAD.”

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

In the second quarter of 2025, the Company recognized revenues from royalties for sales of Elbit’s “Bird of Prey” stabilized weapons drone systems (formerly marketed under Company’s commercial name “TIKAD”), pursuant to the Company’s Collaboration Agreement with Elbit signed on January 29, 2021. The Company analyzed such revenues under ASC 606, Revenue from Contracts with Customers.

In addition, on March 24, 2025, the Company and Elbit agreed to expand the Collaboration Agreement to allow the Company to market the stabilized weapons drone system technology that Elbit has been marketing and deploying under the brand name “Bird of Prey” to military, defense, home-land security and para-military customers, in coordination with Elbit. The Company will be entitled to a commission fee, in the mid-single figure percentage range, from transactions resulting from its marketing activities, in addition to the royalties the Company is entitled to receive as part of the original Collaboration Agreement.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – AGREEMENTS (continued)

Pursuant to the terms of the Collaboration Agreement, the parties also agreed to cooperate in continuing a project (the “Project”) that has already started with a customer in the Asia Pacific region. Per the Collaboration Agreement, Duke Israel shall be entitled to portion of the revenues generated in the Evaluation Phase of the Project. In addition, Elbit has agreed to invest, at its discretion and pursuant to certain milestones, in the further development and setting up of serial production lines of TIKAD, and may elect to increase such investment subject to the satisfaction of certain criteria, including Elbit’s right to terminate the Collaboration Agreement if, for example, the Project is cancelled by the customer. Such investment amounts will be made into Elbit’s owned assets and production lines of TIKAD. Elbit will recoup 50% of its investment amount, up to $6,000, by offsetting 50% of royalty payments that may be due to Duke Israel. No revenues were generated during 2025 and 2024 or are expected to be generated under the evaluation phase of the Project.

2.	On August 15, 2022, Duke Israel, signed a Collaboration and Development Agreement with the IEC, to perform a test pilot together with IEC of a robotic drone-enabled system for cleaning electric utility insulators to be developed by Duke Israel for a total amount of $300. IEC is a 99% government-owned company that generates, transmits, and supplies electricity to all sectors of the State of Israel. During October 2023, the Company successfully completed its obligations under the agreement with IEC upon delivery of the robotic drone, and accordingly recorded revenues and corresponding expenses at that point in time. As part of the agreement, Duke Israel will be obligated to pay IEC percentage of earned revenues for all future transactions relating to the developed technology up to a maximum of $900.

Following the successful pilot program conducted with the IEC, in August 2024, the Company, through Duke Israel, entered into an agreement with the IEC to provide high-voltage insulator washing services using the innovative IC Drone system.

Under the terms of the agreement, the IEC will receive washing services for its high-voltage electric insulators using the IC Drone system and Duke Israel. will receive compensation in New Israeli Shekels (NIS) in an amount totaling in the low seven figures (in NIS) during the period that services are provided. The Company accounts for the contract as a single performance obligation and recognizes revenue once it has a right to issue an invoice for the services provided. Additionally, as part of the agreement, the IEC has committed to a minimum guaranteed paid utilization of the service, amounting to approximately half of the total contract value described above, within the first year of the agreement. This contract primarily accounts for the revenues recognized during 2025. On May 27, 2025, IEC extended the agreement for an additional year.

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

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – INCOME TAX (continued)

As of December 31, 2025, the Company and subsidiaries have operating loss carry forwards of approximately $6,629, of which $674 can be offset against taxable income generated until 2037, $66 can be offset against taxable income generated until 2030 and $1,962 can be offset against future taxable income, if any, indefinitely limited to 80% of the annual taxable income and $3,926 can be offset against future taxable income, if any, indefinitely.

A.	Loss before provision for income taxes was as follows:

	Year ended December 31
	2025	2024
	US Dollars

United States	(395)	(102)
Foreign	(846)	(883)
Income before income taxes	(1,241)	(985)

B.	A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31
	2025
	US Dollars	%

Tax at U.S. Statutory Rate	261	21.0%
State and Local Income Taxes	-	-
Foreign Tax Effects:
Israel:
Changes in statutory tax rates	16	1.3%
Other foreign jurisdictions	1	0.1%
Effect of Cross-Border Tax Laws	-	-
Foreign tax credit for withholding taxes	-	-
Other	-	-
Tax Credits	-	-
Changes in Valuation Allowances	(371)	(29.9)%
Changes in Unrecognized Tax Benefits	(1)	(0.1)%
Remeasurement of deferred taxes for foreign currency effects	94	7.6%
Effective Tax Rate	-	-

DUKE ROBOTICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – INCOME TAX (continued)

C.	A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year ended December 31
2024
US Dollars

Loss before income taxes	(985)
U.S federal statutory income tax rate	21%
Income tax computed at the statutory income tax rate	207
Impact of differences in statutory income tax rates	17
Remeasurement of deferred taxes for foreign currency effects	9
Deferred taxes assets recognition for prior years	244
Change in valuation allowance	(477)
-

D.	Deferred taxes result primarily from noncapital loss carryforwards. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31
	2025	2024
Composition of deferred tax assets:	US Dollars

Operating loss carry-forwards	1,471	1,188
Operating lease liabilities	31	39
Share-based compensation	268	222
Other temporary differences	115	78
Total deferred tax assets	1,885	1,527

Composition of deferred tax liabilities:
Right-of-use asset	(26)	(39)
Total deferred tax liabilities	(26)	(39)

Net deferred tax assets	1,859	1,488
Valuation allowance	(1,859)	(1,488)
	-	-

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31
	2025	2024
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	2,186,813	2,186,124
Total weighted average number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	840,991	699,073

NOTE 15 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2025	2024
General and administrative expenses:
Directors and Officers compensation (*)	748	445
(*) Share base compensation	178	11

Financing:
Financing expense	8	8

B.	Balances with related parties:

	As of December 31,
	2025	2024

Other accounts liabilities	117	43
Loans	330	322

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – RELATED PARTIES (continued)

C.	On August 4, 2024, the Company entered into a first amendment to service agreement with Mr. Balucka pursuant to which his monthly fee was increased, from NIS 30,000 (approximately $8,200) to NIS 40,000 (approximately $11,000) effective August 1, 2024. In addition, on August 4, 2024, the Company’s board of directors approved an annual bonus of NIS 120,000 (approximately $32,900) for Mr. Balucka pursuant to the terms of his existing services agreement.

D.	On March 18, 2025, the board of directors of the Company approved the following grants pursuant to the 2021 Plan (see also note 10 above):

(i) Options to purchase 40,000 shares of common stock to Mr. Yossef Balucka, CEO, at an exercise price of $5.25 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(ii) Options to purchase 20,000 shares of common stock to Mr. Vadim Maor, Company’s CTO nominated at March 18, 2025, at an exercise price of $5.25 per share. The options have the following vesting schedule: 33% of the options will vest after 12 months and the remaining portion will vest in eight equal installments over eight quarters. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(iii) Options to purchase 4,800 shares of common stock to Ms. Keren Gousman Golan, director at an exercise price of $5.25 per share and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

(iv) Options to purchase 2,000 shares of common stock to Mr. Shlomo Zakai, CFO, at an exercise price of $5.25 per share, and vest in three equal installments of 33% at the end of each year. The options expire after six (6) years from the date of grant, and such other terms and conditions set forth in the 2021 Plan.

DUKE ROBOTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 16 – SEGMENT INFORMATION

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

The following table presents information about the Company’s reportable segment for the year ended December 31, 2025 and 2024:

Revenue related to the Company’s reportable segments is as follows:

	Year ended
	December 31
	2025	2024

Revenue from civil applications segment	361	108
Cost of revenues from civil applications segment	(198)	(71)
Gross profit	163	37

Gross profit from other revenues	16	-

Research and development expenses	(104)	(157)
Depreciation	(7)	(18)
Professional services	(871)	(686)
Share base compensation	(224)	(28)
Other general and administrative expenses	(179)	(173)
Operating loss	(1,206)	(1,025)

Interest expenses	(128)	(15)
Interest income	103	55
Other expenses	(10)	-
Net loss	(1,241)	(985)

For the year ended December 31, 2025 and 2024, the Company’s operations were mostly confined to Israel.

As of December 31, 2025 and 2024, all of the fixed assets of the Company were located in Israel and Greece.

NOTE 17 – SUBSEQUENT EVENTS

1.	In January 2026, the Company completed the issuance of 83,338 shares of common stock, $0.0001 par value per share, to the 2025 Investors, pursuant to the Securities Purchase Agreements described in Note 9B. Aggregate gross proceeds of $275 under these Securities Purchase Agreements had been received in 2026.

2.	On March 10, 2026, we entered into an additional warrant amendment agreement with the Investors pursuant to which we extended the term of the Warrants, to expire on May 1, 2031.

3.	On March 10, 2026, the board of directors of the Company approved the issuance of 140,000 options for employees, directors and consultants pursuant to the 2021 Plan and in addition an increase in the number of shares of common stock available under the 2021 Plan from 360,000 to 480,000.

4.	On March 9, 2026, Sagiv Aharon resigned from the Board of the Directors of the Company. On March 10, 2026 the Company’s Board of directors approved a consulting agreement with Mr. Sagiv according to which effective as for the same date he will join the Company’s Advisory Board and be entitled for a monthly fee of $5.