Form 10-Q
period 2026-03-31
DUKE Robotics Corp.
filed 2026-05-20
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.0001 par value per share	DUKR	The Nasdaq Stock Market LLC
Warrants, each to purchase one share of common stock	DUKRW	The Nasdaq Stock Market LLC

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

As of May19, 2026, the registrant had 3,407,977 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, and results of operations, prospects, and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties, and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2025 (filed on March 12, 2026) entitled “Risk Factors” as well as in our other public filings.

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

AS OF MARCH 31, 2026

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2026

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
A s s e t s
Current Assets
Cash and cash equivalents	475	750
Restricted Cash	35	-
Trade receivables	16	41
Other current assets	287	116
Total Current assets	813	907

Operating lease right-of-use asset and lease deposit	114	127

Property and equipment, net	190	215
Total assets	1,117	1,249

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	206	129
Operating lease liability	73	72
Other liabilities	324	366
Stock purchase warrants liability	708	189
Total current liabilities	1,311	756

Related parties loans	332	330

Operating lease liability	47	63

Total liabilities	1,690	1,149

Stockholders’ Equity (deficit)
Common stock of US$ 0.0001 par value each (“Common Stock”): 350,000,000 shares authorized as of March 31, 2026 and December 31, 2025; issued and outstanding 2,260,383 and 2,177,045 shares as of March 31, 2026 and December 31, 2025, respectively.	*	*
Additional paid-in capital	16,693	12,505
Foreign currency translation adjustments	(1)	(2)
Accumulated deficit	(17,265)	(12,403)
Total stockholders’ Equity (deficit)	(573)	100
Total liabilities and stockholders’ Equity (deficit)	1,117	1,249

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Three months ended
	March 31
	2026	2025

Revenues	-	-
Cost of revenues	(33)	(8)
Gross loss	(33)	(8)

Research and development expenses	(29)	(22)
General and administrative expenses	(451)	(258)
Operating loss	(513)	(288)
Financing income (expenses), net	(408)	9
Net loss	(921)	(279)
Other comprehensive gain (loss) - Foreign currency translation adjustments	1	(*)
Comprehensive loss	(920)	(279)

Loss per share (basic and diluted) (**)	(0.41)	(0.13)

Basic and diluted weighted average number of shares of common stock outstanding (**)	2,273,753	2,195,045

(*)	represents amount less than $1 thousand.

(**)	Adjusted to reflect one (1) for twenty five (25) reverse stock split on March 6, 2026 (see note 1B)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2025	** 2,177,045	*	12,505	(2)	(12,403)	100
Share based compensation for services	-	-	95	-	-	95
Issuance of shares, net	83,338	*	152	-	-	152
Warrants modification	-	-	3,941	-	(3,941)	-
Foreign currency translation adjustments	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(921)	(921)
BALANCE AT MARCH 31, 2026	2,260,383	*	16,693	(1)	(17,265)	(573)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments		Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2024	2,177,045	*	12,013	-		(11,162)	851
Share based compensation for services	-	-	10	-		-	10
Foreign currency translation adjustments	-	-	-	(*	)	-	(*)
Net loss for the period	-	-				(279)	(279)
BALANCE AT MARCH 31, 2025	2,177,045	*	12,023	(*	)	(11,441)	582

(*)	represents amount less than $1 thousand.

(**)	See note 4.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(921)	(279)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	25	13
Share based compensation	95	10
Interest on loans from related parties	2	2
Changes in fair value of warrant liability	409	-
Reduction in the carrying amount of right-of-use assets	14	11
Change in operating lease liabilities	(15)	(11)
Decrease in trade receivable	25	37
Decrease (increase) in other current assets	(170)	1
Increase in accounts payable	77	19
Decrease in other liabilities	(58)	(21)
Net cash used in operating activities	(517)	(218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(25)
Net cash used in investing activities	-	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Share issuance	275	-
Net cash provided by financing activities	275	-

Effect of exchange rate changes on cash and cash equivalents	2	(*)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(240)	(243)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	750	1,287

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	510	1,044

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”) was previously quoted on the OTC Markets Group, Inc.’s OTCQB® tier Venture Market, under the symbol “DUKR” (“USDR” prior to November 4, 2024).

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

B.	On May 14, 2026, the Company entered into the underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the several underwriters (the “Underwriters”) relating to the a public offering (the “Offering”) of 1,125,000 units, with each unit consisting of one share of Common Stock and warrants to purchase one share of Common Stock at an exercise price of $8.60 per share, exercisable for a period of five years, subject to certain adjustments and cashless exercise provisions. The combined price public offering price per unit was $8.20. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 168,750 shares of Common Stock and/or Warrants to purchase 168,750 shares of common stock to cover over-allotments, if any. On May 15, 2026, the Underwriter partially exercised its over-allotment option with respect to Warrants to purchase 168,750 shares of Common Stock.

On May 18, 2026, the Company closed the Offering, as well as the partial exercise of the over-allotment option, and issued the Shares and Warrants, resulting in aggregate gross proceeds of approximately $9,225 thousands, before deducting underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the Offering, the Company also issued warrants to purchase an aggregate of up to 90,000 shares of Common Stock to the representative of the Underwriters, with an exercise price of $10.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on November 14, 2026, and expire on November 14, 2031, pursuant to the terms and conditions of the Representative’s Warrants.

On May 14, 2026, the Company’s Common Stock and Warrants were approved for listing on the Nasdaq Capital Market, and on May 15, 2026, the Common Stock and Warrants began trading on the Nasdaq Capital Market under the symbols “DUKR” and “DUKRW,” respectively.

C.	Reverse stock split

On August 12, 2025, the majority of the Company’s stockholders approved the Reverse Stock Split and on February 15, 2026, the Company’s Board of Directors approved a 25-for-1 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Common Stock.

On March 4, 2026, the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation in Nevada to effect the Reverse Stock Split. The Amendment became effective on March 6, 2026.

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

D.	Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations. The Company has financed its operations mainly through fundraising from various investors.

As described in Note 1B above, on May 18, 2026, the Company closed the Offering resulting in aggregate gross proceeds of approximately $9,225 and commencing May 15, 2026, the Company's Common Stock and Warrants began trading on the Nasdaq Capital Market. In light of the proceeds received from this fundraising, and based on the projected cash flows and cash balances as of the date of approval of these consolidated financial statements, management is of the opinion that the Company’s existing cash will be sufficient to meet its obligations for a period of more than 12 months from the date of approval of these consolidated financial statements.

E.	In October 2023, a large-scale terrorist attack in southern Israel led to the outbreak of armed conflict between Israel and Hamas. The conflict subsequently expanded to additional regional fronts and contributed to a period of heightened geopolitical and security instability in the region.

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

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of March 31, 2026, while ceasefire arrangements with Hamas, Lebanon and Iran were generally in effect and large-scale military operations had subsided, the overall security environment in Israel and the surrounding region remained unstable and unpredictable. The recent hostilities resulted in temporary disruptions to the Company’s operations, resulting in a decrease in revenues during certain periods in 2025, and may continue to have an adverse impact on certain business activities. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for three-months ended March 31, 2026. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2026. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

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

Fair Value Measurements

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosure” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Stock purchase warrants liability	-	-	708	708
Total	-	-	708	708

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Stock purchase warrants liability	-	-	189	189
Total	-	-	189	189

NOTE 3 – LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year monthly payment. Lease payments are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. The Company utilized the two year extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025

Operating lease expense	18	16

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – LEASES (continued)

C.	Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	19	16

D.	Supplemental balance sheet information related to operating leases was as follows:

	March 31,	December 31,
	2026	2025

Operating leases:
Operating leases right-of-use asset and lease deposit	114	127

Current operating lease liabilities	73	72
Non-current operating lease liabilities	47	63
Total operating lease liabilities	120	135

Weighted average remaining lease term (years)	1.84	2.08

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

2026	57
2027	71
2028	1
Total operating lease payments	129
Less: imputed interest	(9)
Present value of lease liabilities	120

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY

Transactions:

A.	Following the reverse stock split effected on March 6, 2026 as detailed in note 1B above, the Company adjusted its number of outstanding shares of common stock as of December 31, 2025, to reflect the effect of additional 8,232 shares of common stock of the Company, issued to existing stockholders.

B.	On May 11, 2021, the Company entered into securities purchase agreements with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering, agreed to issue and sell to the investors an aggregate of: (i) 500,000 shares of the Company’s common stock, at a price of $10 per share; and (ii) warrants (the “Warrants”) to purchase 500,000 Company’s common stock.

On May 11, 2021, the Company entered into a service agreement with a non-U.S. third party for financial and project oversight services in connection with an offering. Under the agreement, the Company agreed to pay the service provider 6% of the investment amounts received, and options to receive units, each consisting of one share and one warrant exercisable at $10 per share, equal to 6% of the investment amount received divided by $10. In the event that the offering investors exercise their Warrants, the service provider is entitled to additional payments and options based on 6% of the investment and warrant exercise amounts received.

On March 10, 2026, the Company entered into a warrant amendment agreement with the existing Warrant (the “2021 Warrants Amendment”). According to the 2021 Warrants Amendment, the Company and Holders agreed to extend the warrant exercise term of the Warrants from May 11, 2026 to May 1, 2031.

The Company accounted for the 2021 Warrant Amendments as deemed dividends. The fair value of the Warrant modifications was estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

The following are the data and assumptions used:

March 10, 2026
Dividend yield	0
Expected volatility (%)	161.54%
Risk-free interest rate (%)	3.73%
Contractual term of options (years)	5.15-5.23
Exercise price (US dollars)	16.25
Share price (US dollars)	7
Fair value (USD in thousands)	3,941

C.	On December 30, 2025, the Company entered into securities purchase agreements with seven non-U.S. investors, pursuant to which the Company issued and sold in a private placement offering an aggregate of 83,338 shares of common stock and warrants to purchase 83,338 shares of common stock. The warrants were exercisable immediately at an exercise price of $16.25 per share and were originally scheduled to expire on November 30, 2026, subject to extension to May 30, 2028 if a public offering or other qualifying financing of at least $2,500 had not occurred prior to such date. The securities purchase agreements also include a make-whole provision pursuant to which the investors may receive additional shares of common stock upon the occurrence of certain qualifying public offering events. The aggregate gross proceeds from the offering were approximately $750 of which $475 received in December 2025 and $275 received in January 2026.

On March 10, 2026, the Company entered into the Warrant Amendment Agreement with the investors of the December 30, 2025 securities purchase agreement, pursuant to which the term of the warrants was extended such that they expire on May 1, 2031.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY (continued)

The Company analyzed the warrants, including the make-whole provision, in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and concluded that the warrants do not meet the criteria for equity classification. The Company also concluded that the make-whole provision is not legally detachable and cannot be separately exercised and, therefore, is not a freestanding instrument. Accordingly, the warrants, inclusive of the make-whole provision, are accounted for as a single liability-classified instrument, initially recorded at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

Warrant liability

The fair value of warrants liability and the make-whole provision was calculated using a third-party specialist.

The calculations were based on the probability of the expected offering date, using the Black-Scholes option-pricing model and the make-whole provision was calculated using the Monte Carlo Simulation Model. The warrants liability was estimated at $708 and $189 as of March 31, 2026 and December 31, 2025, respectively and recorded as current liability on the balance sheet.

The assumptions used to perform the calculations are detailed below:

	March 31, 2026	December 30, 2025
Expected volatility (%)	84.31% - 146.92%	127.44% - 179.34%
Risk-free interest rate (%)	3.7% - 3.92%	3.47% - 3.48%
Expected dividend yield	0.0%	0.0%
Expected term (years)	0.173-5.086	0.316-2.417
Conversion price (U.S. dollars)	16.25	16.25
Underlying share price (U.S. dollars)	8.48	6.25
Fair value (U.S. dollars in thousands)	708	189

Fair Value Proportional Allocation

Based on the above, the fair value proportion allocation as of March 31, 2026 and December 31, 2025, respectively, was as follows:

	March 31, 2026	December 31, 2025
Equity component	451	286
2025 Warrants	299	189
Total	750	475

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 - SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	179,876	20.33
Granted	138,000	7.88
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2026	317,876	11.00
Number of options exercisable at March 31, 2026	124,678	16.99

The aggregate intrinsic value of the awards outstanding as of March 31, 2026 is $502. These amounts represent the total intrinsic value, based on the Company’s stock price of $8.48 as of March 31, 2026, less the weighted exercise price.

The stock options outstanding as of March 31, 2026, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of March 31, 2026
0.0025	18,000	0.28	18,000
5.25	82,800	4.96	27,602
9.50	50,275	1.28	50,275
25.00	3,975	1.25	3,975
56.25	24,826	1.25	24,826
7.88	138,000	5.95	-
	317,876	4.22	124,678

Compensation expense recorded by the Company in respect of its share-based compensation awards for the three months ended March 31, 2026 and 2025 were $95 and $10, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2026	2025

General and administrative expenses:
Directors and Officers compensation (*)	207	120

(*) Share base compensation	47	5

Financing:
Financing expense	2	2

B.	Balances with related parties:

	As of March 31,	As of December 31,
	2026	2025

Other accounts liabilities	60	117
Loans	332	330

C. On March 10, 2026, the board of directors of the Company approved the issuance of options to purchase 138,000 shares of common stock to employees, directors and consultants pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and in addition an increase in the number of shares of common stock available under the 2021 Plan from 360,000 to 480,000.

In addition, out of the options mentioned above, the board of directors approved the issuance of:

Name	Position	Number of options
Mr. Yossef Balucka	Company’s CEO	16,000
Mr. Shlomo Zakai	Company’s CFO	10,000
Mr. Vadim Maor	Company’s CTO	4,000
Mr. Erez Nachtomy	Active chairman of the board of the Company	16,000
Ms. Keren Gousman Golan	Director of the Company	4,000
Mr. Eran Antebi	Director of the Company	4,000
		54,000

All such options are exercisable at an exercise price of $7.88 per share, vest in three equal annual installments of 33% at the end of each year, expire six years from the date of grant, and are subject to the other terms and conditions set forth in the 2021 Plan.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – SEGMENT INFORMATION

The Company has one operating and reportable segment, drone insulators washing activity.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The Company refined the name of the segment previously referred to as “Revenue from drones insulators washing” to “Revenues from civil applications segment” to better reflect its nature. The change had no impact on the composition or nature of the segment’s activities.

The following table presents information about the Company’s reportable segment for the three months ended March 31, 2026 and 2025:

Revenue related to the Company’s reportable segments is as follows:

	Three months ended
	March 31
	2026	2025

Revenue from civil applications segment	-	-
Cost of revenues from civil applications segment	(33)	(8)
Gross loss	(33)	(8)

Research and development expenses	(29)	(22)
Depreciation	(2)	(13)
Professional services	(298)	(175)
Share base compensation	(95)	(10)
Other general and administrative expenses	(56)	(60)
Operating loss	(513)	(288)

Interest expenses	(443)	(30)
Interest income	35	39
Net loss	(921)	(279)

For the three months ended March 31, 2026 and 2025, the Company’s operations were mostly confined to Israel. As of March 31, 2026 and 2025, all of the fixed assets of the Company were located in Israel and Greece.

NOTE 8 – SUBSEQUENT EVENTS

See Note 1B above regarding the public offering closed on May 18, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On January 29, 2021, we, through Duke Airborne Systems Ltd. (“Duke Israel”), and Elbit Systems Land Ltd., an Israeli corporation (“Elbit”), entered into a collaboration agreement (the “Collaboration Agreement”) for the global marketing and sales, and the production and further development by Elbit of our developed advanced robotic system mounted on a UAS armed with lightweight firearms, which we then marketed under the commercial name “TIKAD.” On April 2, 2025, we and Elbit executed a supplement letter (the “Supplement Letter”) to the Collaboration Agreement relating to the stabilized weapons drone system technology that Elbit has been marketing and deploying under the brand name “Bird of Prey”. Pursuant to the Supplement Letter, we and Elbit have agreed to expand our collaboration to allow us to market the system to military, defense, home-land security and para-military customers, in coordination with Elbit. We will be entitled to a commission fee, in the mid-single figure percentage range, from any proceeds resulting from our marketing activities, in addition to the royalties we will receive as part of the Collaboration Agreement.

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation Ltd. (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC. This was followed in August 2024, by a new agreement with the IEC to utilize our innovative IC Drone system for cleaning electric utility cable insulators. On May 12, 2025, we announced the successful commencement of our 2025 insulator cleaning activity in Israel with the IEC under our previously announced service agreement. On June 10, 2025, we announced the launch of our next-generation IC Drone System - the ICDS2 - representing a significant technological advancement in our innovative utility maintenance drone solution. The ICDS2 features several key technological advancements over its predecessor, featuring extended flight time, higher payload capacity, enhanced stability, advanced radar and improved cleaning durability. It has been successfully deployed at the start of the insulator cleaning season in May 2025, marking a full-season operational timeline compared to 2024’s mid-season commencement.

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

On May 14, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the several underwriters identified therein (the “Underwriters”), relating to the public offering (the “Offering”) of 1,125,000 units, with each unit consisting of one share of our common stock, par value $0.0001 (the “Shares”), and warrants to purchase one share of our common stock (the “Warrants”) at an exercise price of $8.60 per share, exercisable for a period of five years, subject to certain adjustments and cashless exercise provisions. The combined price public offering price per Unit was $8.20. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 168,750 shares of common stock and/or Warrants to purchase 168,750 shares of common stock to cover over-allotments, if any. On May 15, 2026, the Underwriter partially exercised its over-allotment option with respect to Warrants to purchase 168,750 shares of common stock.

On May 14, 2026, the Company entered into a warrant agency agreement with Equiniti Trust Company LLC (“Equiniti”), appointing Equiniti as Warrant Agent for the Warrants.

On May 18, 2026, we closed the Offering, as well as the partial exercise of the over-allotment option, and issued the Shares and Warrants, resulting in aggregate gross proceeds of approximately $9,225,000, before deducting underwriting discounts and commissions and estimated offering expenses.

On May 14, 2026, our common stock and Warrants were approved for listing on the Nasdaq Capital Market, and on May 15, 2026, our common stock and Warrants began trading on the Nasdaq Capital Market under the symbols “DUKR” and “DUKRW,” respectively.

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

Please see Note 2 of Part I, Item 1, of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2025 (filed on March 12, 2026) concerning our Critical Accounting Policies and Estimates.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Revenues. During the three months ended March 31, 2026 and 2025 we had no revenues, given that our IC Drone services to the IEC are seasonal in their nature (spring to fall seasons).

Cost of revenues. Our cost of revenues expenses for the three months ended March 31, 2026, amounted to $33,000, compared to $8,000 for the three months ended March 31, 2025. The cost of revenues mainly consists of depreciation expenses and other operational costs associated with our agreements with the IEC as detailed above. The increase in cost of revenues was primarily attributed to the growth in our IC Drone service activities.

Research and Development. Our research and development expenses for the three months ended March 31, 2026, amounted to $29,000, compared to $22,000 for the three months ended March 31, 2025. The increase in research and development expenses was mainly due to continued improvements to the insulator washing system.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2026, which consisted primarily of professional services, such as accounting, auditing, stock-based compensation expenses, insurance costs, consulting and legal services, amounted to $451,000, compared to $258,000 for the three months ended March 31, 2025. The increase in general and administrative expenses for the three months ended March 31, 2026 was mainly due to an increase in professional services attributable to strategic consulting and advisory board compensation expenses, as well as in stock-based compensation expenses, attributable to equity awards granted in March 2026.

Financial Income (expenses), net. For the three months ended March 31, 2026, we had financial expenses of $408,000 compared to financial income of $9,000 for the three months ended March 31, 2025. The reason for the increase in financial expenses, was mainly attributable to the modification of the terms of certain warrant agreements, which resulted in a change in the warrant liability.

Net Loss. We incurred a net loss of $921,000 for the three months ended March 31, 2026, compared to a net loss of $279,000 for the three months ended March 31, 2025, for the reasons set forth above.

Liquidity and Capital Resources

We had $475,000 in cash on March 31, 2026, versus $1,014,000 in cash on March 31, 2025. The reason for the decrease in our cash balance was due to the operating expenses described above. Cash used in operations for the three months ended March 31, 2026, was $517,000 as compared to cash used in operations of $218,000 for the three months ended March 31, 2025. The reason for the increase in cash used in operations is mainly related to the increase in our operating expenses described above.

Net cash used in investing activities was $0 for the three months ended March 31, 2026, compared to net cash used in investing activities of $25,000 for the three months ended March 31, 2025.

Net cash provided by financing activities was $275,000 for the three months ended March 31, 2026, compared to net cash used in investing activities of $0 for the three months ended March 31, 2025. The reason for the increase is related to proceeds from share issuance.

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

As of March 31, 2026 and March 31, 2025, the outstanding balances of such stockholders’ loans were $332,000 and $324,000, respectively.

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

On May 14, 2026, we entered into the Underwriting Agreement with the Underwriters relating to the the Offering of 1,125,000 units, with each unit consisting of one share of our common stock and warrants to purchase one share of our common stock at an exercise price of $8.60 per share, exercisable for a period of five years, subject to certain adjustments and cashless exercise provisions. The combined price public offering price per unit was $8.20. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 168,750 shares of common stock and/or Warrants to purchase 168,750 shares of common stock to cover over-allotments, if any. On May 15, 2026, the Underwriter partially exercised its over-allotment option with respect to Warrants to purchase 168,750 shares of common stock.

On May 18, 2026, we closed the Offering, as well as the partial exercise of the over-allotment option, and issued the Shares and Warrants, resulting in aggregate gross proceeds of approximately $9,225,000, before deducting underwriting discounts and commissions and estimated offering expenses. Concurrently with the closing of the Offering, we also issued warrants to purchase an aggregate of up to 90,000 shares of common stock to the representative of the Underwriters, with an exercise price of $10.25 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on November 14, 2026, and expire on November 14, 2031, pursuant to the terms and conditions of the Representative’s Warrants.

We currently believe that our existing capital resources will be sufficient to support our operating for the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Warrant Agent Agreement by and between the Company and Equiniti Trust Company LLC, dated May 14, 2026 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026).
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-294808) filed with the Securities and Exchange Commission on April 1, 2026).
10.1*	Amendment No. 1 to 2021 Equity Incentive Plan, as of March 10, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 20, 2026	DUKE Robotics Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)