Form 10-Q
period 2026-06-30
DUKE Robotics Corp.
filed 2026-08-13
CIK 1638911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-43295

DUKE Robotics Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-3052410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 HaRimon Street, Mevo Carmel Science and Industrial Park, Israel	2069203
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2026, the registrant had 3,425,978 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

AS OF JUNE 30, 2026

DUKE ROBOTICS CORP.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2026

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Unaudited Condensed Consolidated Interim Balance sheets as of June 30, 2026, and December 31, 2025	3
Unaudited Condensed Consolidated Interim Statements of Comprehensive loss for six and three months ended June 30, 2026 and 2025	4
Unaudited Condensed Consolidated Interim Statements of Stockholders’ Equity (deficit) for the period of six and three months ended June 30, 2026 and 2025	5
Unaudited Condensed Consolidated Interim Statements of Cash Flows for the six months ended June 30, 2026 and 2025	6
Notes to unaudited condensed consolidated financial statements	7

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	6,951	750
Restricted Cash	38	-
Trade receivables	163	41
Other current assets	97	116
Total Current assets	7,249	907

Operating lease right-of-use asset and lease deposit	101	127

Property and equipment, net	163	215
Total assets	7,513	1,249

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	177	129
Operating lease liability	77	72
Other liabilities	247	366
Stock purchase warrants liability	-	189
Total current liabilities	501	756

Related parties loans	334	330

Operating lease liability	32	63

Total liabilities	867	1,149

Stockholders’ Equity

Common stock of US$ 0.0001 par value each (“Common Stock”): 350,000,000 shares authorized as of June 30, 2026 and December 31, 2025; issued and outstanding 3,407,978 and 2,177,045 shares as of June 30, 2026 and December 31, 2025, respectively.

	*	*
Additional paid-in capital	24,637	12,505
Foreign currency translation adjustments	*	(2)
Accumulated deficit	(17,991)	(12,403)
Total stockholders’ Equity	6,646	100
Total liabilities and stockholders’ Equity	7,513	1,249

(*)	represents amount less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands, except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2026	2025	2026	2025

Revenues	149	143	149	143
Cost of revenues	(124)	(63)	(91)	(55)
Gross profit	25	80	58	88

Research and development expenses	(61)	(45)	(32)	(24)
General and administrative expenses	(1,405)	(573)	(954)	(314)
Operating loss	(1,441)	(538)	(928)	(250)
Financing income (expenses), net	(206)	(*)	202	(9)
Other loss	-	(10)	-	(10)
Net loss	(1,647)	(548)	(726)	(269)
Other comprehensive gain (loss) - Foreign currency translation adjustments	2	(2)	1	(2)
Comprehensive loss	(1,645)	(550)	(725)	(271)

Loss per share (basic and diluted) (**)	(0.65)	(0.25)	(0.26)	(0.12)

Basic and diluted weighted average number of shares of common stock outstanding (**)	2,548,714	2,195,045	2,820,653	2,195,045

(*)	represents amount less than $1 thousand.
(**)	Adjusted to reflect one (1) for twenty five (25) reverse stock split on March 6, 2026 (see note 1C)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2025	**2,177,045	*	12,505	(2)	(12,403)	100
Share based compensation for services	-	-	95	-	-	95
Issuance of shares	83,338	*	152	-	-	152
Warrants modification	-	-	3,941	-	(3,941)	-
Foreign currency translation adjustments	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(921)	(921)
BALANCE AT MARCH 31, 2026	2,260,383	*	16,693	(1)	(17,265)	(573)
Share based compensation for services	-	-	168	-	-	168
Issuance of shares and warrants, net of offering costs of $1,962 (note 4D)	1,125,000	*	7,263	-	-	7,263
Issuance of shares pursuant to warrant make-whole provision (note 4C)	22,595	*	-	-	-	-
Reclassification of options from liability to equity upon elimination of make-whole provision (note 4C)	-	-	513	-	-	513
Foreign currency translation adjustments	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(726)	(726)
BALANCE AT JUNE 30, 2026	3,407,978	*	24,637	*	(17,991)	6,646

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments		Accumulated deficit	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2024	2,177,045	*	12,013	-		(11,162)	851
Share based compensation for services	-	-	10	-		-	10
Foreign currency translation adjustments	-	-	-	(*	)	-	(* )
Net loss for the period	-	-				(279)	(279)
BALANCE AT MARCH 31, 2025	2,177,045	*	12,023	(*	)	(11,441)	582
Share based compensation for services	-	-	67	-		-	67
Foreign currency translation adjustments	-	-	-	(2)		-	(2)
Net loss for the period	-	-				(269)	(269)
BALANCE AT JUNE 30, 2025	2,177,045	*	12,090	(2)		(11,710)	378

(*)	represents amount less than $1 thousand.
(**)	See note 4.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

DUKE ROBOTICS CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period Adjustments required to reconcile net loss for the period to net cash used in operating activities:	(1,647)	(548)
Depreciation	52	29
Share based compensation	263	77
Interest on loans from related parties	4	4
Changes in fair value of warrant liability	214	-
Reduction in the carrying amount of right-of-use assets	28	27
Change in operating lease liabilities	(27)	(13)
Loss from sale of property and equipment	-	10
Increase in trade receivable	(122)	(106)
Decrease (increase) in other current assets	19	(44)
Increase in accounts payable	48	39
Decrease in other liabilities	(115)	(53)
Net cash used in operating activities	(1,283)	(578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(96)
Net cash used in investing activities	-	(96)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Share issuance, net of offering costs	7,524	-
Net cash provided by financing activities	7,524	-

Effect of exchange rate changes on cash and cash equivalents	(2)	2

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,239	(672)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	750	1,287

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	6,989	615
Supplemental disclosure of cash flow information:
Non cash transactions:
Acquisition of vehicle via non-cash trade-in.	-	17

(*)	represents amount less than $1 thousand.

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

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

B.

On May 14, 2026, the Company entered into the underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the several underwriters (the “Underwriters”) relating to the a public offering (the “Offering”) of 1,125,000 units, with each unit consisting of one share of the Company’s common stock (the “Common Stock”) and one warrant to purchase one share of Common Stock at an exercise price of $8.60 per share, exercisable for a period of five years, subject to certain adjustments and cashless exercise provisions.

On May 18, 2026, the Company closed the Offering, as well as the partial exercise of the over-allotment option, and issued the Shares and Warrants, resulting in aggregate gross proceeds of approximately $9,225 thousands, net of offering costs of $1,962 underwriting fees. See note 4D below.

On May 14, 2026, the Company’s Common Stock and Warrants were approved for listing on the Nasdaq Capital Market, and on May 15, 2026, the Common Stock and Warrants began trading on the Nasdaq Capital Market under the symbols “DUKR” and “DUKRW,” respectively.

C.	Reverse stock split

On August 12, 2025, the majority of the Company’s stockholders approved the Reverse Stock Split and on February 15, 2026, the Company’s Board of Directors approved a 1-for-25 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Common Stock.

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

All shares, stock option and per share information in the 2025 consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

D.	Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations. The Company has financed its operations mainly through fundraising from various investors.

As described in Note 1B above, on May 18, 2026, the Company closed the Offering resulting in aggregate gross proceeds of approximately $9,225 and commencing May 15, 2026, the Company’s Common Stock and Warrants began trading on the Nasdaq Capital Market. In light of the proceeds received from this fundraising, and based on the projected cash flows and cash balances as of the date of approval of these consolidated financial statements, management is of the opinion that the Company’s existing cash will be sufficient to meet its obligations for a period of more than 12 months from the date of approval of these consolidated financial statements.

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

Given that the majority of the Company’s operations are conducted in Israel, and that all members of the Company’s board of directors and management, as well as most employees, consultants, and service providers, are located in Israel, the Company is directly affected by the economic, political, geopolitical, and military conditions impacting the region. As of June 30, 2026, while ceasefire arrangements with Hamas, Lebanon and Iran were generally in effect and large-scale military operations had subsided, the overall security environment in Israel and the surrounding region remained unstable and unpredictable. The recent hostilities resulted in temporary disruptions to the Company’s operations, resulting in a decrease in revenues during certain periods in 2025, and may continue to have an adverse impact on certain business activities. Any further escalation or expansion of the conflict could negatively affect both regional and global conditions, and may adversely impact the Company’s business, financial condition, and results of operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the financial condition, results of operations, changes in shareholders equity and cash flows for six-months ended June 30, 2026. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2026. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates

These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair Value Measurements

Fair value of certain of the Company’s financial instruments including cash, restricted cash, accounts receivable, account payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosure” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

As of June 30, 2026, the Company had no financial liabilities measured at fair value on a recurring basis.

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Stock purchase warrants liability	-	-	189	189
Total	-	-	189	189

NOTE 3 - LEASES

A.	On April 4, 2022, the Company signed a lease agreement for an office space in Mevo Carmel Science and Industry Park, Israel for a term of 3 years, with an option to extend the term of the lease agreement for an additional 2 years. The monthly lease payments under the lease agreement for the first two years are NIS 16.5 (approximately $4.6) and for the third year NIS 17.2 (approximately $4.8). The monthly lease payments for the option period will be agreed between the parties, with a minimum increase of 5% above the third year monthly payment. Lease payments are linked to the Israeli Consumer Price Index. The property became available for Company’s use in February 2023. Based on the lease agreement terms, the Company made a deposit of $15 as a guarantee for its lease commitments. The Company utilized the two year extension option under the above lease agreement.

B.	The components of operating lease expense for the period ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
	2026	2025
Operating lease expense	37	32

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 – LEASES (continued)

C.	Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	40	31

D.	Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2026	2025

Operating leases:
Operating leases right-of-use asset and lease deposit	101	127

Current operating lease liabilities	77	72
Non-current operating lease liabilities	32	63
Total operating lease liabilities	109	135

Weighted average remaining lease term (years)	1.59	2.08

Weighted average discount rate	8.75%	8.75%

E.	Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows:

2026	41
2027	75
2028	1
Total operating lease payments	117
Less: imputed interest	(8)
Present value of lease liabilities	109

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY

Transactions:

A.	Following the reverse stock split effected on March 6, 2026 as detailed in note 1C above, the Company adjusted its number of outstanding shares of common stock as of December 31, 2025, to reflect the effect of additional 8,232 shares of common stock of the Company, issued to existing stockholders.

B.

On May 11, 2021, the Company entered into securities purchase agreements with eight (8) non-U.S. investors, pursuant to which the Company, in a private placement offering, agreed to issue and sell to the investors an aggregate of: (i) 500,000 shares of the Company’s common stock, at a price of $10 per share; and (ii) warrants (the “2021 Warrants”) to purchase 500,000 Company’s common stock.

On May 11, 2021, the Company entered into a service agreement with a non-U.S. third party for financial and project oversight services in connection with an offering. Under the agreement, the Company agreed to pay the service provider 6% of the investment amounts received, and options to receive units, each consisting of one share and one warrant exercisable at $10 per share, equal to 6% of the investment amount received divided by $10. In the event that the offering investors exercise their 2021 Warrants, the service provider is entitled to additional payments and options based on 6% of the investment and warrant exercise amounts received.

On March 10, 2026, the Company entered into a warrant amendment agreement with the holders of the existing 2021 Warrant (the “2021 Warrants Amendment”). According to the 2021 Warrants Amendment, the Company and Holders agreed to extend the warrant exercise term of the 2021 Warrants from May 11, 2026 to May 1, 2031.

The Company accounted for the 2021 Warrant Amendments as deemed dividends. The fair value of the 2021 Warrant modifications was estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

The following are the data and assumptions used:

March 10, 2026
Dividend yield	0
Expected volatility (%)	161.54%
Risk-free interest rate (%)	3.73%
Contractual term of options (years)	5.15-5.23
Exercise price (US dollars)	16.25
Share price (US dollars)	7
Fair value (USD in thousands)	3,941

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY (continued)

C.	On December 30, 2025, the Company entered into securities purchase agreements (the “2025 Purchase Agreement”) with seven non-U.S. investors, pursuant to which the Company issued and sold in a private placement offering an aggregate of 83,338 shares of common stock and warrants to purchase 83,338 shares of common stock (“2025 Warrants”). The 2025 Warrants were exercisable immediately at an exercise price of $16.25 per share and were originally scheduled to expire on November 30, 2026, subject to extension to May 30, 2028 if a public offering or other qualifying financing of at least $2,500 had not occurred prior to such date. The 2025 Purchase Agreement also include a make-whole provision pursuant to which the investors may receive additional shares of common stock upon the occurrence of certain qualifying public offering events. The aggregate gross proceeds from the offering were approximately $750 of which $475 received in December 2025 and $275 received in January 2026.

The Company analyzed the 2025 Warrants, including the make-whole provision, in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and concluded that the warrants do not meet the criteria for equity classification. The Company also concluded that the make-whole provision is not legally detachable and cannot be separately exercised and, therefore, is not a freestanding instrument. Accordingly, the warrants, inclusive of the make-whole provision, are accounted for as a single liability-classified instrument, initially recorded at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations until settlement or expiration.

On March 10, 2026, the Company entered into the Warrant Amendment Agreement with the investors of the 2025 Purchase Agreement, pursuant to which the term of the warrants was extended such that they expire on May 1, 2031. The Company accounted for the Warrant Amendment as deemed dividend. The fair value of the Warrant modifications was estimated using the Black-Scholes option-pricing model and is presented within the consolidated statements of changes in shareholders equity as a credit to additional paid in capital and a debit to the accumulated deficit.

On May 18, 2026, the Company completed a public offering as detailed in Note 1B. The public offering constituted a qualifying public offering event under the make-whole provision included in the 2025 Purchase Agreement. As a result, on May 18, 2026, the Company issued 22,595 additional shares of common stock in settlement of the make-whole provision. The initial fair value of the warrant liability attributable to the full amount of the offering was $299. As of December 31, 2025, only $189 of such amount was recognized, reflecting the portion attributable to the proceeds received through that date, with the remaining $110 recognized in January 2026 upon receipt of the remaining proceeds. Immediately prior to settlement, the Company remeasured the 2025 Warrants to a fair value of $513. The resulting change in fair value of $214 during the six month ended June 30, 2026, was recognized within financing expense, in the condensed consolidated interim statements of comprehensive loss.

Following settlement of the make-whole provision, the provision that had precluded equity classification was no longer applicable. The Company reassessed the classification of the remaining 2025 Warrants pursuant to ASC 480 and ASC 815 and concluded that the warrants met the criteria for equity classification. Accordingly, on May 15, 2026, the carrying amount of the remaining warrant liability of $513 was reclassified to additional paid-in capital. As of June 30, 2026, no liability remained in respect of the 2025 Warrants

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY (continued)

Warrant liability

The fair value of warrants liability and the make-whole provision was calculated using a third-party specialist.

Prior to the occurrence of the qualifying public offering event, the calculations were based on the probability of the expected offering date, using the Black-Scholes option-pricing model and the make-whole provision was calculated using the Monte Carlo Simulation Model.

Following the completion of the public offering, the make-whole provision was measured through its settlement date based on the number of additional shares issuable pursuant to the provision and the applicable market price of the Company’s common stock. The fair value of the remaining 2025 Warrants immediately prior to their reclassification to equity was estimated using the Black-Scholes option-pricing model.

The assumptions used to perform the calculations are detailed below:

	May 15, 2026	December 30, 2025
Expected volatility (%)	134.79%	127.44% - 179.34%
Risk-free interest rate (%)	4.26%	3.47% - 3.48%
Expected dividend yield	0.0%	0.0%
Expected term (years)	4.961	0.316-2.417
Conversion price (U.S. dollars)	16.25	16.25
Underlying share price (U.S. dollars)	7.46	6.25
Fair value (U.S. dollars in thousands)	513	189

D.	Public Offering

On May 14, 2026, the Company entered into the Underwriting Agreement, relating to the Offering of 1,125,000 units, with each unit consisting of one share of the Company’s common stock, par value $0.0001 (the “Shares”), and the Warrants to purchase one share of the Company’s common stock at an exercise price of $8.60 per share, exercisable for a period of five years, subject to certain adjustments and cashless exercise provisions. The combined public offering price per unit was $8.20. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 168,750 shares of common stock and/or Warrants to purchase 168,750 shares of common stock to cover over-allotments, if any. On May 15, 2026, the Underwriter partially exercised its over-allotment option with respect to Warrants to purchase 168,750 shares of common stock.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – SHAREHOLDERS’ EQUITY (continued)

On May 18, 2026, the Company closed the Offering, as well as the partial exercise of the over-allotment option, and issued the Shares and Warrants, resulting in aggregate gross proceeds of approximately $9,225, before deducting underwriting discounts and commissions and offering expenses.

Underwriting fees and other direct and incremental offering costs incurred in connection with the Offering amounted to approximately $1,962 and were recorded as a reduction of additional paid-in capital. Accordingly, the net proceeds from the Offering were approximately $7,263.

Concurrently with the closing of the Offering, the Company also issued Representative’s Warrants to purchase an aggregate of up to 90,000 shares of its common stock to the Underwriters, with an exercise price of $10.25 per share. The Representative’s Warrants are exercisable beginning on November 14, 2026, and expire on November 14, 2031, pursuant to the terms and conditions of the Representative’s Warrants. The fair value of the Representative’s Warrants was accounted for as an offering cost and recorded as a reduction of additional paid-in capital.

The Company analyzed the Warrants and the Representative’s Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded that neither the Warrants nor the Representative’s Warrants meet the definition of a liability under ASC 480, that both instruments are indexed to the Company’s own common stock, and that both meet the conditions for equity classification set forth in ASC 815-40-25. Accordingly, the Warrants and the Representative’s Warrants were recorded as a component of additional paid-in capital upon issuance and are not subsequently remeasured.

As both the Shares and the Warrants comprising each unit are equity-classified financial instruments, no allocation of proceeds between the Shares and the Warrants was required, and the gross proceeds from the Offering were recorded in the aggregate to common stock and additional paid-in capital.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 - SHARE BASED COMPENSATION

The following table presents the Company’s stock option activity the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	179,876	13.39
Granted	156,300	8.07
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2026	336,176	10.91
Number of options exercisable at June 30, 2026	124,678	16.99

The aggregate intrinsic value of the awards outstanding as of June 30, 2026 is $146. These amounts represent the total intrinsic value, based on the Company’s stock price of $5.76 as of June 30, 2026, less the weighted exercise price.

The stock options outstanding as of June 30, 2026, have been separated into exercise prices, as follows:

	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
Exercise price	As of June 30, 2026
0.0025	18,000	0.04	18,000
5.25	82,800	4.72	27,602
9.50	50,275	1.03	50,275
25.00	3,975	1.00	3,975
56.25	24,826	1.00	24,826
7.88	138,000	5.70	-
9.49	18,300	5.93	-
	336,176	4.07	124,678

Compensation expense recorded by the Company in respect of its share-based compensation awards for the six months ended June 30, 2026 and 2025 were $263 and $77, respectively. Share-based compensation awards for the three months ended June 30, 2026 and 2025 were $168 and $67, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

DUKE ROBOTICS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30		Three months ended June 30,
	2026	2025	2026	2025

General and administrative expenses:
Directors and Officers compensation (*)	463	302	252	182

(*) Share base compensation	116	59	69	54

Financing:
Financing expense	4	4	2	2

B.	Balances with related parties:

	As of June 30,	As of December 31,
	2026	2025

Other accounts liabilities	64	117
Loans	334	330

C.	On March 10, 2026, the board of directors of the Company approved the issuance of options to purchase 138,000 shares of common stock to employees, directors and consultants pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and in addition an increase in the number of shares of common stock available under the 2021 Plan from 360,000 to 480,000. In addition, out of the options mentioned above, the board of directors approved the issuance of:

Name	Position	Number of options
Mr. Yossef Balucka	Company’s CEO	16,000
Mr. Shlomo Zakai	Company’s CFO	10,000
Mr. Vadim Maor	Company’s CTO	4,000
Mr. Erez Nachtomy	Active Vice Chairman of the board of the Company	16,000
Ms. Keren Gousman Golan	Director of the Company	4,000
Mr. Eran Antebi	Director of the Company	4,000
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

The following table presents information about the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025:

Revenue related to the Company’s reportable segments is as follows:

	Six months ended		Three months ended
	June 30		June 30
	2026	2025	2026	2025

Revenue from civil applications segment	149	127	149	127
Cost of revenues from civil applications segment	(124)	(63)	(91)	(55)
Gross profit	25	64	58	72

Other revenues	-	16	-	16

Research and development expenses	(61)	(45)	(32)	(24)
Depreciation	(4)	(9)	(2)	(4)
Professional services	(948)	(357)	(650)	(181)
Share base compensation	(263)	(77)	(168)	(67)
Other general and administrative expenses	(190)	(130)	(134)	(62)
Operating loss	(1,441)	(538)	(928)	(250)

Interest expenses	(222)	(71)	(13)	(41)
Interest income	16	71	215	32
Other expenses	-	(10)	-	(10)
Net loss	(1,647)	(548)	(726)	(269)

For the six and three months ended June 30, 2026 and 2025, the Company’s operations were mostly confined to Israel. As of June 30, 2026 and 2025, all of the fixed assets of the Company were located in Israel and Greece.

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2026, Yossef Balucka, the Company’s Chief Executive Officer and President, exercised an existing option and purchased 18,000 shares of common stock at an exercise price of $0.0001 per share.

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

On August 15, 2022, Duke Israel introduced the Insulator Cleaning (“IC”) Drone, a drone technology for conducting routine maintenance of critical infrastructure, and has signed an agreement with Israel Electric Corporation Ltd. (the “IEC”) to provide drone-enabled systems for cleaning electric utility cable insulators. During October 2023, we completed our obligations under the agreement with the IEC. This was followed in August 2024, by a new agreement with the IEC to utilize our innovative IC Drone system for cleaning electric utility cable insulators. On May 12, 2025, we announced the successful commencement of our 2025 insulator cleaning activity in Israel with the IEC under our previously announced service agreement. On June 10, 2025, we announced the launch of our next-generation IC Drone System - the ICDS2 - representing a significant technological advancement in our innovative utility maintenance drone solution. The ICDS2 features several key technological advancements over its predecessor, featuring extended flight time, higher payload capacity, enhanced stability, advanced radar and improved cleaning durability. It has been successfully deployed at the start of the insulator cleaning season in May 2025, marking a full-season operational timeline compared to 2024’s mid-season commencement. On June 2, 2026, we announced the successful commencement of our 2026 IC Drone season with the IEC, under the expanded service agreement. The 2026 cleaning season is being executed with a materially broader operational footprint than any prior season, encompassing a substantially larger volume of high-voltage insulators serviced and an increased number of active field crews deploying the Company’s ICDS2.

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

On June 7, 2026, our Board of Directors (the “Board”) approved the appointment of Mr. Yiftach Kleinman as our Chief Executive Officer, effective upon the commencement of his employment with the Company, which is expected to occur no later than September 8, 2026. Upon effectiveness, the Board will relieve Mr. Yossi Balucka from his role as Chief Executive Officer of the Company. Mr. Balucka will continue serving as the Company’s President.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

Revenues. Revenues for the three months ended June 30, 2026, amounted to $149,000, compared to $143,000 in revenues during the three months ended June 30, 2025. The increase in revenues is attributable to an increase in revenues from our IC Drone insulator cleaning activities.

Cost of revenues. Our cost of revenues for the three months ended June 30, 2026, amounted to $91,000, compared to $55,000 in cost of revenues for the three months ended June 30, 2025. The cost of revenues mainly consists of depreciation expenses and other operational costs associated with our agreements with the IEC as detailed above. The increase in cost of revenues was primarily attributed to an increase in depreciation expenses and operational readiness costs incurred in advance of the 2026 cleaning season.

Research and Development. Our research and development expenses for the three months ended June 30, 2026, amounted to $32,000 compared to $24,000 for the three months ended June 30, 2025. The increase in research and development expenses was mainly due to continued improvements to our insulator washing system.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2026, which consisted primarily of professional services, such as accounting, auditing, stock-based compensation expenses, insurance costs, consulting and legal services, amounted to $954,000, compared to $314,000 for the three months ended June 30, 2025. The increase in general and administrative expenses for the three months ended June 30, 2026 was mainly due to an increase of approximately $445,000 in professional services attributable to one-time expenses related to our Nasdaq uplisting and the associated Offering described below, as well as an increase in other professional services, such as strategic consulting and advisory board compensation expenses and stock-based compensation expenses, attributable to equity awards granted in March 2026.

Financial Income (expenses), net. For the three months ended June 30, 2026, we had financial income of $202,000 compared to financial expenses of $9,000 for the three months ended June 30, 2025.The increase in financial income for the three months ended June 30, 2026, was mainly attributable to a $195,000 gain resulting from the change in fair value of certain warrants due their make-whole provision included in the warrants, which resulted in a change in the warrant liability. Following our Offering, such provision was eliminated and the Company does not anticipate additional change in the warrants fair value.

Net Loss. We incurred a net loss of $726,000 for the three months ended June 30, 2026, as compared to a net loss of $269,000 for the three months ended June 30, 2025, for the reasons set forth above.

Comparison of the six months ended June 30, 2026 and 2025

Revenues. Revenues for the six months ended June 30, 2026 amounted to $149,000, compared to $143,000 in revenues during the six months ended June 30, 2025. The increase in revenues is attributable to an increase in revenues from our IC Drone insulator cleaning activities.

Cost of revenues. Our cost of revenues for the six months ended June 30, 2026, amounted to $124,000, compared to $63,000 for the six months ended June 30, 2025. The cost of revenues mainly consists of depreciation expenses and other operational costs associated with our agreements with the IEC as detailed above. The increase in cost of revenues was primarily attributable to an increase in depreciation expenses and operational readiness costs incurred in advance of the 2026 cleaning season.

Research and Development. Our research and development expenses for the six months ended June 30, 2026, amounted to $61,000 compared to $45,000 for the six months ended June 30, 2025. The increase in research and development expenses was mainly due to continued improvements to our insulator washing system.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2026, which consisted primarily of professional services, such as accounting, auditing, stock-based compensation expenses, insurance costs, consulting and legal services, amounted to $1,405,000, compared to $573,000 for the six months ended June 30, 2025. The increase in general and administrative expenses for the six months ended June 30, 2026 was mainly due to an increase of approximately $445,000 in professional services attributable to one-time expenses related to our Nasdaq uplisting and the associated Offering described below, as well as an increase in other professional services, such as strategic consulting and advisory board compensation expenses and stock-based compensation expenses, attributable to equity awards granted in March 2026.

Financing expenses, net, were $206,000 for the six months ended June 30, 2026, compared to financing expenses, net, of less than $1,000 for the same period in 2025, primarily reflecting non-cash mark-to-market changes on the warrant liability issued in the Company's December 2025 private placement. Following the March 2026 amendment extending the term of those warrants to May 2031, the warrant liability was remeasured upward during the first quarter of 2026, resulting in a mark-to-market loss. Upon completion of the Company's May 2026 underwritten public offering, the warrants were remeasured a final time and reclassified from liability to equity, resulting in a mark-to-market gain in the second quarter that partially offset the first-quarter loss.

Net Loss. We incurred a net loss of $1,647,000 for the six months ended June 30, 2026, as compared to a net loss of $548,000 for the six months ended June 30, 2025, for the reasons set forth above.

Liquidity and Capital Resources

We had $6,951,000 in cash on June 30, 2026 versus $581,000 in cash on June 30, 2025. The primary reason for the increase in our cash balance was due to net proceeds received from our May 2026 public offering of $7,263,000, as well as proceeds from issuance of shares under our December 30, 2025, securities purchase agreements partially offset by operating expenses described above. Cash used in operations for the six months ended June 30, 2026 was $1,283,000 as compared to cash used in operations of $578,000 for the six months ended June 30, 2025. The reason for the increase in cash used in operations is mainly related to one-time expenses related to our Nasdaq uplisting and the associated Offering and increase in our operating expenses described above.

Net cash used in investing activities was $0 for the six months ended June 30, 2026, as compared to net cash used in investing activities of $96,000 for the six months ended June 30, 2025.

Net cash provided by financing activities was $7,524,000 for the six months ended June 30, 2026, compared to net cash used in investing activities of $0 for the six months ended June 30, 2025. The reason for the increase is related to proceeds received from our May 18, 2026 public offering of $7,263,000 as well as proceeds from issuance of shares under our December 30, 2025, securities purchase agreements.

Since our inception we and Duke have funded our operations through equity and debt financing, bank loans, loans provided by shareholders, demonstration projects of its technology to potential customers and providing our ICD services to the IEC.

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

As of June 30, 2026 and June 30, 2025, the outstanding balances of such stockholders’ loans were $334,000 and $326,000, respectively.

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

On May 14, 2026, we entered into the Underwriting Agreement with the Underwriters relating to the Offering of 1,125,000 units, with each unit consisting of one share of our common stock and warrants to purchase one share of our common stock at an exercise price of $8.60 per share, exercisable for a period of five years, subject to certain adjustments and cashless exercise provisions. The combined price public offering price per unit was $8.20. Under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 45 days following the closing of the Offering, to purchase up to an additional 168,750 shares of common stock and/or Warrants to purchase 168,750 shares of common stock to cover over-allotments, if any. On May 15, 2026, the Underwriter partially exercised its over-allotment option with respect to Warrants to purchase 168,750 shares of common stock.

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

As a result of the Offering, we issued 22,595 shares of common stock as a result of the make whole provision contained in the warrants issued to investors in the December 2025 private placement.

We currently believe that our existing capital resources will be sufficient to support our operating for beyond the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

On August 11, 2026, our Board and Directors and Compensation Committee approved an increase to the monthly compensation of Yossef Balucka, our Chief Executive Officer and President, from NIS 40,000 to NIS 60,000.

On August 11, 2026, our Board and Directors and Compensation Committee approved an amendment to the consulting agreement (the “Maor Amendment”) of Vadim Maor, our Chief Technology Officer, and increased his role to a full-time position. In that regard, the Maor Amendment provides for (i) an increase of his monthly compensation from NIS 25,000 to NIS 77,100, (ii) provides for a potential annual bonus of up to 12 monthly payments (each equal to NIS 60,000), (iii) awards of NIS 100,000 relating to an annual bonus for 2026, (iv) extends the termination notice period to 90 days, and (v) provides for a one-time grant of options to purchase up to 28,000 shares of common stock.

In addition, on August 11, 2026, our Board and Directors and Compensation Committee approved an amendment to the renumeration for our non-executive directors as follows: (i) Yariv Alroy, our Active Chairman, will have his monthly director compensation increased from $4,980 to $12,000, (ii) Erez Nachtomy, our Active Vice Chairman, will have his monthly director compensation increased from $10,000 to $15,000, (iii) and the fixed quarterly payments to Eran Antebi and Keren Gousman Golan, each a director, was increased from $1,500 to $3,000.

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Personal Employment Agreement, dated June 7, 2026, by and between Duke Robotics Corp. and Yiftach Kleinman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2026).
10.2	Second Amendment to Services Agreement, dated August 12, 2026, by and between Duke Robotics Corp. and Yossef Balucka.
10.3	Amendment to Consulting Agreement, dated August 12, 2026, by and between Duke Robotics Corp. and Vadim Maor.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2026	DUKE Robotics Corp.

	By:	/s/ Yossef Balucka
		Name:	Yossef Balucka
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Shlomo Zakai
		Name:	Shlomo Zakai
		Title:	Chief Financial Officer (Principal Financial Officer)